Form 10-Q
period 1996-06-30
NACO INDUSTRIES INC
filed 1996-07-15
CIK 931585

Sec File No. 33-85044-d

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended May 31, 1996

                  Commission File number 33-85044-D

                          NACO Industries, Inc.
         (Exact Name of Registrant as specified in its charter)

               Utah                              48-0836971
     (State of Incorporation)               (Federal I.R.S. No.)

         395 West 1400 North, Logan, Utah           84341
      (Address of principal executive office)    (Zip Code)

            Registrant's Telephone Number (801) 753-8020

     Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days. Yes X No___

     As of May 31, 1996, the Registrant had 1,500,000 shares of Common Stock and 113,412 shares of Preferred Stock outstanding.

                       PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDTIED)

NACO INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)


                                           May 31               May 31
                                    ----------------------------------
                                            1996                 1995
ASSETS                                    -------              -------
Current assets:
  Cash                                  $   102,365           148,611
  Accounts recivable, net allowances
    of $70,721/$61,500                    1,101,886           806,945
  Inventory                                 563,259         1,066,379
  Prepaid income taxes                            0                 0
  Income taxes receivable                         0                 0
  Deferred income taxes                       6,091            42,100
  Other current assets                      112,091            81,934
                                         -----------        ----------
     Total current assets                 1,885,692         2,145,969
                                         -----------        ----------

Property and equipment
  Land                                       40,700            40,700
  Buildings and improvements                511,747           482,222
  Equipment and vehicles                  1,735,225         1,593,410
  Equipment construction in progress         73,574            40,940
                                         -----------        ----------
     Total property and equipment         2,361,246         2,157,272

Accumulated depreciation                 (1,126,117)         (922,240)
                                         -----------        ----------
  Net property and equipment              1,235,129         1,235,032
                                         -----------        ----------

Other assets:
  Intangible and other assets                16,304           153,054
                                         ----------         ----------
     Total other assets                      16,304           153,054
                                         ----------         ----------
     Total assets                       $ 3,137,125         3,534,055
                                        ===========         ==========

NACO INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)
                                          May 31              May 31
                                     ---------------------------------
LIABILITIES:                               1996                1995
                                          ------              ------
Current liabilities:
  Accounts payable                     $    421,583           551,762
  Accrued expenses                          102,080           166,113
  Income taxes payable                       72,468            15,339
  Line of credit                            835,000         1,100,000
  Current portion of
    long-term obligations                   216,919           116,975
  Payable to related party                    6,723            14,347
                                         -----------        ----------
     Total current liabilities            1,654,773         1,964,536

Long-term liabilities:
  Long-term obligations,
    less current portion                    784,380           943,010
  Deferred income taxes                      79,100            81,250
                                         -----------        ----------
     Total long-term liabilities            863,480         1,024,260
                                         -----------        ----------
     Total liabilities                    2,518,253         2,988,796

Stockholder's equity:
  Common stock, $.01 par value;
    10,000,000 shares authorized;
    2,060,073 and 2,127,758 shares
    issued (including 560,073 and
    627,75 shares in treasury)               20,047            20,601
  Preferred Stock, 7% Cumulative,
    convertible $3.00 par value
    Shares authorized; 330,000, shares
    issued 113,412 (aggregate
    liquidation preference $680,000)        340,236                 0
  Additional paid-in capital                 53,837                 0
  Retained earnings                         375,455           714,090
                                          ----------         ---------
                                            789,575           714,691

Less: treasury stock - at cost,
    560,073 and 627,758 shares             (170,703)         (189,432)
                                          ----------         ---------
     Total stockholder's equity             618,872           545,259
                                          ----------         ---------

     Total liabilities and
      stockholder's equity             $  3,137,125         3,534,055
                                       =============       ===========

See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
                       Three months ended          Six months ended
                            May 31,                     May 31,
                       ------------------           ---------------
                       1996           1995          1996       1995
                       -----          -----         -----      -----
Sales, net           $2,312,664     $1,815,133   $3,455,621  $3,052,317
Cost of goods sold    1,275,865      1,043,099    1,981,023   1,753,951
                     ----------     ----------   ----------   ---------
     Gross profits    1,036,799        772,034    1,474,598   1,298,366
Operating expenses:
  Selling expenses      339,178        308,254      615,191     645,880
  General and
    administrative
    expenses            248,239        313,940      550,840     516,792
  Other                       0         (5,784)           0      (8,854)
                     ----------     ----------    ---------   ----------
     Total operating
      expenses          587,417        616,410    1,166,031   1,153,818
                     ----------     ----------    ---------   ----------
     Income (loss)
      from
       operations       449,382        155,624      308,567     144,548
Other income (expenses):
  Interest income           438          1,643        1,506       2,001
  Interest expense      (56,189)       (53,884)    (112,363)    (96,243)
                     ----------     -----------   ---------   ----------
Total other income
  (expense)             (55,751)       (52,241)    (110,857)    (94,242)
                     ----------     -----------   ---------   ----------
Income (loss) before
  income taxes          393,631        103,383      197,710      50,306
Income tax expense
  (benefit)              69,159         32,632       69,159     (11,968)
                     ----------     ----------     --------    ---------
Net income (loss)      $324,472        $70,751     $128,551     $62,274
                     ==========     ==========     ========    =========
Earnings per common share:
  Primary:
   Earning from net
    income              $0.22           $0.05         $0.09       $0.04
   Dividends in
    arrears             (0.01)                        (0.01)
                     ---------      ---------       --------    --------
   Net Earnings         $0.21           $0.05         $0.08       $0.04
                     =========      =========       ========    ========
Fully Diluted:
  Earning from net
   income               $0.19                         $0.07
  Dividends in
   arrears              (0.01)                        (0.01)
  Net Earnings          $0.18                         $0.06
                     ========                       ========
Weighted average
  number of common
  shares outstanding:
   Primary          1,500,000      1,500,000    1,500,000   1,500,000
   Fully Diluted    1,716,854                   1,716,854
See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Six months ended
                                           May 31                May 31
                                           ----------------------------
                                            1996                  1995
                                           ------                ------
Cash flows from operating activities
  Net income                           $   128,551               62,274
  Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
  Depreciation                             107,141               98,478
  Amortization                                   0               22,222
  Deferred income taxes                     (8,241)               1,550
  (increase) decrease in:
   Accounts receivable, net               (656,916)            (329,012)
   Inventory                                81,452             (253,628)
   Prepaid income taxes                    120,226                    0
   Taxes Receivable                              0                    0
   Other                                   (60,636)             (48,197)
Increase (decrease) in:
   Accounts payable                        340,294              102,376
   Accrued expenses                        (42,620)              (1,883)
   Income taxes payable                     72,468              (15,603)
                                         ----------           ----------
     Net cash provided by (used in)
      operating activities                  81,719             (361,423)
                                         ----------           ----------
Cash flows from investing activities
   Net change property and equipment       (94,319)            (418,135)
   Investment in intangible
     and other assets                      193,801              (22,686)
                                         ----------           ----------

  Net cash used in investing activities     99,482             (440,821)
                                          --------             ---------
Cash flows from financing activities
  Net change in line of credit              30,000              520,000
  Payment on related party loan             (2,483)             (23,277)
  Payments on long-term debt              (633,907)
  Proceeds from short term notes payable
  Proceeds from long-term loans                 (0)             443,521
  Proceeds from issuance of common stock                           (677)
  Proceeds from issuance
    of preferred stock                     394,073              (13,449)
  Purchase of treasury stock                     0               22,891
                                          ---------            ---------
     Net cash provided by (used in)
      financing activities                (212,317)             949,009
                                          ---------            ---------
Increase (decrease) in cash                (31,116)             146,765

     Cash, beginning of period             133,481                1,846
                                          ---------            ---------
     Cash, end of period                $  102,365              148,611
                                        ===========            =========

See Notes to Financial Statements

                           NACO INDUSTRIES, INC.
                  Notes to Financial Statements (Unaudited)
                                May 31, 1996

NOTE A - BASIS OF PRESENTATION

Management has elected to omit substantially all footnotes to these unaudited quarterly financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending November 30, 1996.

NOTE B - DIVIDENDS

Dividends on the preferred stock are cumulative at 7%. At May 31, 1996 the cumulative amount of dividends in arrears was $10,701

NOTE C - EARNINGS PER SHARE

Primary earnings per common share is calculated by dividing adjusted net income by the average shares of common stock of the Company and Common Stock equivalents outstanding during the period. Net income has been adjusted for dividends in arrears as of May 31, 1996. Common stock equivalents represent certain outstanding stock options and warrants. During the period the market price did not exceed the option price for the outstanding options and warrants and therefore no dilution occured.

The calculation of fully diluted earnings per share of Common Stock assumes the dilutive effect of the Company's Cumulative Preferred Stock.

NOTE D - CONSULTING AGREEMENTS, WARRANTS AND OPTIONS

In January 1996 the Company entered into an agreement with Extol International Corporation ("Extol") to provide investor relations and financial consulting services to the Company. As compensation for its services, Extol will be paid a monthly retainer of $3,000, for an initial term of six (6) months, beginning January 1,1 996. Thereafter, it shall continue on a month to month basis. Out of pocket expenses for travel, telephone and postage will also be reimbursed. In addition, Extol will purchase for $100, a warrant to purchase 50,000 shares of the Company's Common Stock at $3.50 per share. This warrant will be exercisable for five (5) years from the date of issuance, and will carry "piggyback" registration rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

NACO Industries, Inc., (NACO or the Company) is a manufacturing company which produces and sells polyvinyl chloride (PVC) products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 27" in diameter), as well as molded fittings (4" through 10" in diameter). Pipe fittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolt couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter).

RESULTS OF OPERATIONS

For the three and six months ended May 31, 1996 and 1995

The Company's fiscal year ends on November 30. The Company changed fiscal years to November 30, 1995. Previously the fiscal year ended February 28. The following discussion, the quarters ended May 31, 1996 and May 31, 1995 are the second quarter of the Company's fiscal year ending November 30, 1996 and the first quarter of the fiscal year ended November 30, 1995 respectively. These are referred to as 2Q 96 and 2Q 95 respectively.

NEW OPERATION

Early in 1995, the Company completed remolding it's Logan facility and installing the equipment for fiberglass reinforced fittings. This gave the Company the capability to produce other related composite products. The addition of composite lines contributions to the results of operations has improved over last year and is anticipated my management to have a positive impact on future operating results.

GENERAL DISCUSSION OF QUARTERS OPERATING RESULTS

During the three months ended May 31, 1996, the Company sustained a substantial operating profit. The quarter of March to May is typically the best quarter of the year due to the seasonality of the agricultural market.

SALES

Net sales of $2,312,664 for 2Q 96 increased by 27% compared to net sales of $1,815,133 in 2Q 95. In 2Q 96 the Company had a large sell to a foreign exporter that had a very positive impact on the results of operations for the quarter.

GROSS MARGIN

Gross margins as a percent of sales for 2Q 96 was 44.8% compared to 42.5% in 2Q 95. The increase in gross margin is mainly due to the higher volume of production during 2Q 96 which absored more overhead and spread fixed costs over the larger volume. The larger volume was due to increased sales over the previous year and the fact that the Company had reduced inventories by $503,000 compared to 2Q 95 which resulted in a need to produce more in 2Q 96 to meet demand. For purposes of calculating cost of goods sold, the Company uses the gross margin method. Under the gross margin method cost of goods sold is calculated by multiplying sales by the annual gross percentage. Inventories are adjusted up or down based on the costs of goods sold. In using the gross margin method, inventory and gross margin can be misstated when costs fluctuate. If price increases cannot be passed on to the customer, costs of goods sold increases as a percentage of sales. These costs include raw materials, labor and overhead costs. The Company takes a complete physical inventory once a year and calculates gross margin at that time and uses that rate for costs of goods sold for the rest of the year. However, the Company takes a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year end. Any year end adjustments are reflected during the fourth quarter after the year end physical inventory is completed.

SELLING

Selling expenses were 14.% of net sales for 2Q 96 compared to 17.0% for 2Q 95. Salaries costs increased $22,042 or 32% from 2Q 95 to 2Q 96. A salesmen was add to cover the midwest and south. Management felt this area has a greater potential and needs more coverage. Taxes and benefits increased along with salaries from 2Q 95 to 2Q 96 due to the additional salesman. Commissions decreased $6,406 from 2Q 95 to 2Q 96 because a larger portion of the sales were house sales and not through dealers. Sales supplies increased $16,623 or 72% from 2Q 95 to 2Q 95 mainly due to costs for publishing and distributing new product catalogs in 2Q 96 which was not done in 2Q 95.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $248,239 or 10% of net sales for 2Q 96 compared to $313,940 or 17.3% for 2Q 95. The decrease was due mainly to two items. There was a shift of audit expenses from 2Q 96 to 1Q 96 due to the Company changing its fiscal year end to November 30 from February 28. The increase in audit expenses in 1Q 96 due to the fiscal year end change was a timing increase of $50,834 in 1Q 96 compared to 1Q 95. The quarter ended May 31, 1996, 2Q 96, has a corresponding decrease of $36,691 compared to 2Q 95. Amortization expenses in 2Q 95 were $16,667 compared to -0- in 2Q 96. Also the percentage decrease was in part due to increased sales for 2Q 96 compared to 2Q 95.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of 2Q 96 was $102,365, down $46,246 from 2Q 95. During the quarter 1Q 96 the Company closed its initial public offering after receiving funds in the equity market of $698,472. After payment of commissions and offering costs, the Company netted $628,625 from the offering. These new offering proceeds have been applied to marketing expenses (approximately $40,000), new equipment (approximately $250,000), and working capital (approximately $98,000). The Company is current in all of its financial obligations to vendors and lending institutions. The Company continues to address cash flow by controlling inventory levels, increasing the sales efforts, and reducing expenses. The Company is currently working with its banking relations to restructure it's debt to better meet the cash flow needs of the Company. The Company believes that its capital resources on hand at May 31, 1996, together with ongoing revenues from sales, and it's lending arrangements will be sufficient to satisfy its working capital requirements for the foreseeable future.

                     PART II - OTHER INFORMATION

                          SIGNATURES

The unaudited interim financial statements furnished by management reflect all adjustments which are, in the position of management, necessary for a fair presentation of financial position and results of operation.

In accordance with the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NACO Industries, Inc.
Registrant



By: /S/ Verne E. Bray
        President

By: /S/ Jeffrey J. Kirby
        Principal Financial Officer