Form 10QSB
period 1996-08-31
NACO INDUSTRIES INC
filed 1996-10-15
CIK 931585

SEC File No. 33-85044-d

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 31,1996

                        Commission File number 33-85044-d

                              NACO Industries, Inc.
             (Exact Name of Registrant as specified in its charter)

                      Utah                        48-0836971
           (State of Incorporation)           (Federal I.R.S. No.)

                     395 West 1400 North, Logan, Utah     84341
               (Address of principal executive offices) (Zip Code)

                   Registrant's Telephone Number 801-753-8020


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of August 31, 1996, the Registrant had 1,500,000 shares of Common Stock and 126,412 shares of Preferred Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements
See attached Financial Statements for August 31, 1996.

                              NACO Industries, Inc.

                              FINANCIAL STATEMENTS


                                 August 31, 1996

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
(UNAUDITED)

NACO INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)
                                               Aug. 31           November 30
                                              ---------          ------------
ASSETS                                           1996                1995
------                                          ------              ------
Current assets:
  Cash                               $          248,402   $         133,481
  Accounts receivable, net of
   allowances of $72,075 / $47,257              499,881             444,970
  Inventory                                     596,312             644,711
  Prepaid income taxes                                0             120,226
  Deferred income taxes                          17,440                   0
  Other current assets                          138,641              51,455
                                            -----------          ----------
       Total current assets                   1,500,676           1,394,843
                                            -----------          ----------
Property and equipment:
  Land                                           40,700              40,700
  Buildings and improvements                    516,889             508,978
  Equipment and vehicles                      1,770,306           1,692,388
  Equipment construction in progress            116,718              28,438
                                            -----------         -----------
       Total property and equipment           2,444,613           2,270,504

  Accumulated depreciation                  (1,180,416)         (1,022,553)
                                            ----------          ----------
       Net property and equipment            1,264,197           1,247,951
                                            ----------          ----------
Other assets:
  Intangible and other assets                   18,175             210,105
                                            ----------          ----------
       Total other assets                       18,175             210,105
                                            ----------          ----------
       Total assets                 $        2,783,048   $       2,852,899
                                    ==================   =================

NACO INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)
                                                 Aug. 31           November 30
                                                ---------         -------------
LIABILITIES:                                       1996                 1995
--------------                                    -------             -------
Current liabilities:
  Accounts payable                           $     347,410    $       81,289
  Accrued expenses                                 106,104           144,700
  Income taxes payable                                 200                 0
  Line of credit                                   684,756           805,000
  Current portion of long-term
   obligations                                     187,817           344,727
  Payable to related party                           4,649             9,206
                                            --------------    --------------
       Total current liabilities                 1,330,936         1,384,922

Long-term liabilities:
  Long-term obligations, less
   current portion                                745,662         1,290,479
  Deferred income taxes                            75,000            81,250
                                            -------------     -------------
       Total long-term liabilities                820,662         1,371,729
                                            -------------     -------------
       Total liabilities                        2,151,598         2,756,651

Stockholder's equity:
  Common stock, $.01 par value;
    10,000,000 shares authorized;
    2,060,073 and 2,127,758 shares
    issued (including 504,695 and
    560,073 shares in treasury)                   20,047            20,047
  Preferred Stock,  7% Cummulative,
    convertible $3.00 par value
    Shares authortized; 330,000.
    Shares issued 126,412
    (Aggregate liquidation preference
     $758,472)                                   379,236                 0
  Additional paid-in capital                      85,037                 0
  Retained earnings                              317,833           246,904
                                            ------------      ------------
                                                 802,153           266,951
  Less: treasury stock - at cost,
   504,695 and 560,073 shares                   (170,703)         (170,703)
                                            ------------      ------------
       Total stockholder's equity                631,450            96,248
                                            ------------      ------------

       Total liabilities and
         stockholder's equity            $     2,783,048    $    2,852,899
                                         ===============    ==============

See Notes to Financial Statements.

NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                   Nine months ended
                                                August 31         August 31
                                              -----------------------------
                                                  1996               1995
                                                 -------           -------
Cash flows from operating activities
  Net income                               $     70,929      $    (63,563)
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
     Depreciation                               161,441            149,351
     Amortization                                     0             22,222
     Deferred income taxes                      (23,690)             1,550
   (Increase) decrease in:
     Accounts receivable, net                   (54,911)           (30,897)
     Inventory                                   48,399            (88,241)
     Prepaid income taxes                                          (21,893)
     Taxes Receivable                           120,226                  0
     Other                                      (87,186)           (49,567)
   Increase (decrease) in:
     Accounts payable                           266,121           (136,198)
     Accrued expenses                           (38,596)           (54,808)
     Income taxes payable                           200            (30,942)
                                           ------------      -------------
        Net cash provided by (used
         in) operating activities               462,933           (302,986)
                                           ------------      -------------
Cash flows from investing activities
  Net change  property and equipment           (177,687)          (494,259)
  Investment in intangible and other
    assets                                      191,930            (54,912)
                                           ------------     --------------
        Net cash used in investing
         activities                              14,243           (549,171)

Cash flows from financing activities
  Net change in line of credit                 (120,244)           520,000
  Payments on related party loan                 (4,557)           (27,556)
  Payments on long-term debt                   (815,452)
  Proceeds from short term notes
   payable
  Proceeds from long-term loans                 113,725            428,936
  Proceeds from issuance of common stock                              (677)
  Proceeds from issuance of preferred stock     464,273            (13,449)
  Purchase of treasury stock                          0             22,891
                                           ------------       ------------
        Net cash provided by (used in)
         financing activities                  (362,255)           930,145
                                           ------------       ------------
Increase (decrease) in cash                     114,921             77,988

        Cash, beginning of period               133,481              1,846
                                           ------------       ------------
        Cash, end of period               $     248,402        $    79,834
                                          =============       ============
See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENT OF OPERATIONS (UNAUDITED)

                                                   Three months ended                 Nine months ended
                                                       August 31,                          August 31,
                                            --------------------------------    ------------------------------
                                                 1996             1995             1996               1995
                                              --------          --------         --------           --------

Sales, net                              $     1,488,340  $     1,278,521   $     4,943,961   $      4,330,838

Cost of goods sold                              866,258          803,307         2,847,281          2,557,258
                                        ---------------  ---------------   ---------------   ----------------
       Gross profit                             622,082          475,214         2,096,680          1,773,580

Operating expenses:
  Selling expenses                              400,947          297,835         1,016,138            943,715
  General and administrative
   expenses                                     276,178          270,851           827,018            787,646
  Other                                               0                0                 0             (8,857)
                                        ---------------  ---------------   ---------------   ----------------
       Total operating expenses                 677,126          568,686         1,843,156          1,722,504
                                        ---------------  ---------------   ---------------   ----------------
       Income (loss) from operations            (55,044)         (93,472)          253,524             51,076

Other income (expense):
  Interest income                                   491              507             1,997              2,508
  Interest expense                              (45,229)         (65,604)         (157,592)          (161,847)
                                        ---------------  ---------------   ---------------   ----------------
       Total other income (expense)             (44,738)         (65,097)         (155,595)          (159,339)
                                        ---------------  ---------------   ---------------   ----------------
Income (loss) before income taxes               (99,782)        (158,569)           97,929           (108,263)

Income tax expense (benefit)                    (42,159)         (32,732)           27,000            (44,700)
                                        ---------------  ---------------   ---------------   ----------------
       Net income (loss)                 $      (57,623)  $     (125,837)    $      70,929    $       (63,563)
                                        ===============  ===============   ===============   ================
Earning per common share:
  Primary:
    Earning from net income              $        (0.04)           (0.08)             0.05              (0.04)
    Dividends in arrears                          (0.02)                             (0.02)
                                         --------------    -------------    --------------   ----------------
    Net Earnings                         $        (0.06)           (0.08)             0.03              (0.04)
                                         ==============    =============    ==============   ================
  Fully Diluted:
    Earning from net income             $        (0.03)   $        (0.08)   $         0.04    $         (0.04)
    Dividends in arrears                         (0.02)                              (0.02)
    Net Earnings                        $        (0.05)   $        (0.08)   $         0.02    $         (0.04)
                                        ==============    ==============    ==============    ===============
Weighted average number of common
 shares outstanding:
    Primary                                   1,500,000        1,500,000         1,500,000          1,500,000
    Fully Diluted                             1,752,824        1,500,000         1,752,824          1,500,000



See Notes to Financial Statements

                              NACO INDUSTRIES, INC.
                    Notes to Financial Statements (Unaudited)
                                 August 31, 1996


NOTE A - BASIS OF PRESENTATION

Management has elected to omit substantially all footnotes to these unaudited quarterly financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1996.

NOTE B - DIVIDENDS

Dividends on the preferred stock are cumulative at 7%. At August 31, 1996 the cumulative amount of dividends in arrears was $34,452.

NOTE C - EARNINGS PER SHARE

Primary earnings per common share is calculated by dividing adjusted net income by the average shares of common stock of the Company and Common Stock equivalents outstanding during the period. Net income has been adjusted for dividends in arrears as of August 31, 1996. Common stock equivalents represent certain outstanding stock options and warrants. During the period the market price did not exceed the option price for the outstanding options and warrants and therefore no dilution occurred,

The calculation of fully diluted earnings per share of Common Stock assumes the dilutive effect of the Company's Cumulative Preferred Stock.

NOTE D - CONSULTING AGREEMENTS, WARRANTS AND OPTIONS

In January 1996 the Company entered into an agreement with Extol International corporation ("Extol") to provide investor relations and financial consulting services to the Company. As compensation for its services, Extol will be paid a monthly retainer of $3,000, for an initial term of six (6) months, beginning Jan 1, 1996. Thereafter, it shall continue on a month to month basis. Out of pocket expenses for travel, telephone and postage will also be reimbursed. In addition, Extol will purchase for $100, a warrant to purchase 50,000 shares of the Company's Common Stock at $3.50 per share. This warrant will be exercisable for five (5) years from the date of issuance, and will carry "piggyback" registration rights.

NOTE E - DEBT

Subsequent to quarter end the Company has restructured it's debt with Bank IV to better meet the cash flow needs of the Company. Two hundred and twenty thousand dollars ($220,000) was moved from the short term revolver to a four (4) year long term note. Some of the growth over the past two years was financed from the short term line. This restructure will free up that line for operating capital.

NOTE F - PREFERRED STOCK

On March 7, 1996 the Company initiated an offering of Units exempt from registration under the Securities Act of 1933. The offering consists of 175,000 Units at an offering price of $6.00. Each Unit consists of one share of Series 1 Class A 7% Cumulative Convertible Preferred Stock and a Warrant to purchase one share of Common Stock at an exercise price of $3.75 per common share. The offering is being made on a "best efforts" basis and will continue until the earlier of sales of a maximum of 175,000 Units, or December 31, 1996. Selling commissions equal to 10% of the offering price of the Units will be paid to Placement Agents participating in the offering.

During the third quarter, the Company sold 13,000 units and received net proceeds of $70,200.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

NACO Industries, Inc., (NACO or the Company) is a manufacturing company which produces and sells polyvinyl chloride (PVC) products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 27" in diameter), as well as molded fittings (4" though 10" in diameter). Pipe fittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter).

RESULTS OF OPERATIONS

For the three and nine months ended August 31, 1996 and 1995.

The Company's fiscal year ends on November 30. In 1995 the company changed its fiscal year end to November 30. Previously the fiscal year ended February 28. In the following discussion, the quarters ended August 31, 1996 and August 31, 1995 are the third quarter of the Company's fiscal year ending November 30, 1996 and the second quarter of the fiscal year ended November 30, 1995 respectively. The year ended November 30, 1995 was a short year due to the change in fiscal year end. The two quarters are referred to herein as 3Q 96 and 3Q 95, respectively. The nine months ended August 31, 1996 and August 31, 1995 are referred to herein as 9M 96 and 9M 95 respectively.

NEW OPERATION

Early in 1995 the Company completed remodeling it's Logan facility and installing the equipment for fiberglass reinforced fittings. This gave the Company the capability to produce other related composite products. The addition of composite products in March 1995 represented an expansion of the Company's product line. The composite lines contribution to the results of operations has improved over last year and is anticipated by management to have a positive impact on future operating results.

GENERAL DISCUSSION OF QUARTERS OPERATING RESULTS

During the three months ended August 31, 1996,(3Q 96), the Company sustained an operating loss before tax of $(99,782) compared to an operating loss before tax of $(158,569) for 3Q 95.
The quarter of June to August is typically a slow quarter due to the seasonality of the agricultural market. For the nine months ended August 31, 1996,(9M 96), the Company had a pre tax income of $97,929 compared to a pre tax operating loss of $(108,263) for the nine months ended August 31, 1995,(9M 95), primarily as a result of increased sales volume during 9M 96.

SALES

Net sales of $1,488,340 for 3Q 96 increased by 16% compared to net sales of $1,278,521 in 3Q 95 due mainly to increased volume. For 9M 96 net sales of $4,943,961 increased 14% over 9M 95. This is mainly due to increased volume. In 2Q 96 the Company had a large sale to a foreign exporter that had a very positive impact on the results of operations. The Company expects other similar large sales in the future, but not on a regular or predictable basis. There can be no assurance, however, that the Company will have similar large sales in the future.

GROSS MARGIN

Gross margin as a percent of sales for 3Q 96 was 41.8% compared to 37.2% 3Q 95. The increase in gross margin is mainly due to the higher volume of production during 3Q 96 which absorbed more overhead and spread fixed costs over the larger volume. The larger volume was due to increased sales over the previous year and the fact that the Company had reduced inventories during 3Q 95 by $151,618 and increased inventory during 3Q 96 by $36,553. The result was increased production during 3Q 96 of an estimated $188,000 over the production for 3Q 95. Gross margin for 9M 96 was 42.4% compared to 40.9% for 9M 95. This is also mainly due to increased production due to increased sales and lower inventories during 9M
96. The Company takes a physical inventory of the top 80% of the dollars in inventory every quarter and adjusts perpetual inventory to actual. This helps to offset any inventory adjustments at year end. At year end the Company takes a complete physical inventory. Any year end adjustments are reflected during the fourth quarter after the year end physical inventory is completed.

SELLING

Selling expenses were $1,016,130 or 20.6% of net sales for 9M 96 compared to $ $943,715 or 21.8% for 9M 95. The main reason for the decrease as a percentage of net sales is increased sales. Salaries costs increased $283,777 or 11.9% from 9M 95 to 9M 96 primarily as a result of the addition of a salesman to cover the midwest and south. Management believes this area has a greater potential and needs more coverage. Taxes and benefits increased along with salaries from 9M 95 to 9M 96 due to the additional salesman. Sales supplies increased $33,252 or 34% from 9M 95 to 9M 96 mainly due to costs for publishing and distributing new product catalogs and due to increased sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $827,018 or 16.7% of net sales for 9M 96 compared to $787,646 or 18.2% of net sales for 9M 95. The main reason for the decrease as a percentage of net sales is increased sales.

Interest expense for 9M 96 was $157,592 or 3.2% of net sales compared to $161,847 or 3.7% of net sales for 9M 95. Interest expense is down for 3Q 96 primarily because the operating line was $415,000 less during 3Q 96 compared to 3Q 95. This is primarily due to the improved cash flow from increased sales and to the public offering explained under the paragraph "Liquidity and Capital Resources" that follows.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of 9M 96 was $248,402, up $114,921 from the end of the Company's previous fiscal year, November 30, 1995. During the quarter 1Q 96 the Company closed its initial public offering of preferred stock after receiving funds in the equity market of $680,472. After payment of commissions and offering costs, the Company netted $394,073 from the offering. These net offering proceeds have been applied to marketing expenses (approximately $40,000), new equipment (approximately $250,000), and working capital (approximately $104,000). The cost of the offering was stated on the year ended November 30, 1995 balance sheet under intangible assets. Following the offering the costs were netted against the offering proceeds resulting in the decrease in intangible assets on the balance sheet for 9M 96. Cash also was increased during the current year by $120,226 for refunds of taxes paid in the prior year because of the net operating loss for the short year ended November 30, 1995. The Company is current in all of its financial obligations to vendors and lending institutions. The company continues to address cash flows by controlling inventory levels, increasing the sales effort, and reducing expenses. Subsequent to quarter end the Company has restructured it's debt with Bank IV to better meet the cash flow needs of the Company. Two hundred and twenty thousand dollars ($220,000) was moved from the short term revolver to a four (4) year long term note. Some of the growth over the past two years was financed from the short term line. This restructure frees up that line of credit for operating capital.

The Company believes that its capital resources on hand at August 31, 1996, together with on going revenues from sales, and it's lending arrangements will be sufficient to satisfy its working capital requirements for the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits
                  27.1   Financial Data Schedule

         b)       Reports for Form 8-K
                  No reports on Form 8-K were filed during the quarter ended August 31, 1996.

                                   SIGNATURES

The unaudited interim financial statements furnished by management reflect all adjustments which are, in the position of management, necessary for a fair presentation of financial position and results of operation.

In accordance with to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACO Industries, Inc.
Registrant





By  /s/ Verne E. Bray                         10/14/96
    Verne E. Bray                             Date
    President



By  /s/ Jeffrey J. Kirby                      10/14/96
    Jeffrey J. Kirby                          Date
    Principal Financial Officer