Form 10KSB
period 1996-11-30
NACO INDUSTRIES INC
filed 1997-02-28
CIK 931585

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________


                              NACO INDUSTRIES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Utah                       33-85044-D                  48-0836971
---------------------------  ---------------------------  ----------------------
(State or other jurisdiction    (Commission File No.)           (IRS Employer
    of incorporation)                                        Identification No.)

                               395 West 1400 North
                                Logan, Utah 84321
 ------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (801) 753-8020


         Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange on Which
         Title of Each Class                            Registered
-----------------------------------     ----------------------------------------
                None                                      None


         Securities registered pursuant to Section 12(g) of the Act:   None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X| NO |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


         The issuer's revenues for its most current fiscal year were $6,283,634.

         The aggregate market value of the Units held by non-affiliates based upon the average of the bid and ask prices of the Units in over-the-counter market on February 20, 1997 was $831,912.

         As of February 20, 1997, the Registrant had 1,500,000 shares of Common Stock outstanding, and 135,412 shares of Preferred Stock outstanding.

         Traditional Small Business Disclosure Format:  YES |_|  NO |X|

                                TABLE OF CONTENTS


                                                                            Page

PART I     ..................................................................  1

Item 1.    Business..........................................................  1
           Organizational History............................................  1
           Introduction to PVC...............................................  2
           Products..........................................................  2
           Manufacturing.....................................................  3
           Marketing.........................................................  5
           Economic Conditions, Market Fluctuations and Seasonality..........  5
           Competition.......................................................  6
           Planned Operational Growth........................................  6
                  Product Development........................................  6
                  Research and Development...................................  7
                  Major Customers............................................  7
                  Employees..................................................  7
                  Patent and Copyright Protection............................  7

Item 2.    Properties........................................................  8
           ----------

Item 3.    Legal Proceedings.................................................  9
           -----------------

Item 4.    Submission of Matters to a Vote of Security Holders...............  9
           ---------------------------------------------------

PART II    .................................................................. 10

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters............................................... 10

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 10
           Introduction...................................................... 10
           Results of Operations............................................. 11
                  Sales    .................................................. 12
                  Gross Margin............................................... 12
                  Selling  .................................................. 12
                  General and Administrative................................. 12
                  Other    .................................................. 12
           Liquidity and Capital Resources................................... 12

Item 7.    Financial Statements.............................................. 13

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......................................... 13

PART III   .................................................................. 14

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................. 14

Item 10.   Executive Compensation............................................ 15

Item 11.   Security Ownership of Certain Beneficial Owners and Management.... 17

Item 12.   Certain Relationships and Related Transactions.................... 19

PART IV    .................................................................. 21

Item 13.   Exhibits and Reports on Form 8-K.................................. 21

         Information contained in this Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward- looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to risk and uncertainties that include, but are not limited to, those identified in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. Actual results may vary materially from expectations.

                                     PART I

Item 1.  Business

Organizational History

         NACO Industries, Inc. ("NACO" or the "Company") was organized under the laws of Kansas, and began operations in Garden City, Kansas in 1976. In 1980, the Company opened a new sales and warehouse division in Logan, Utah, operating as NACO West. In 1984 NACO acquired 100% of the Valor Division of NACO Industries, Inc., a California corporation (NACO California). In 1985, VC Inc. was formed as a Wyoming holding company and acquired the stock of NACO as well as assets of Kansas Partnership, a Kansas partnership which owned the real estate and building used by the Company in Garden City, Kansas.

         In November, 1990, NACO reorganized to consolidate the operations of NACO, the Valor Division of NACO California and VC Inc. As one element of the reorganization, NACO changed its state of domicile to Utah. The Company now operates as a Utah corporation with facilities in Utah, Kansas and California. The Company is qualified as a foreign corporation doing business in Kansas and California.

Current Organization

         NACO is a manufacturing company which produces and sells polyvinyl chloride (PVC) products. Now headquartered in Logan, Utah the Company has branch manufacturing facilities in Garden City, Kansas; Lodi, California; and Ogden, Utah. The Company also has various warehouses located throughout the United States. See "ITEM 2 - Properties".

         NACO's  primary  line of  products  consists of PVC pipe  fittings  and valves, which are sold throughout the United States through wholesale distributors to the irrigation, industrial, construction and utility industries. The Company manufactures molded fittings (4" through 10" in diameter), fabricated fittings (4" through 36" in diameter), and PVC valves (4" through 12" in diameter). Molded fittings are manufactured by forcing liquified PVC resin into a mold. Fabricated fittings are manufactured by reshaping, cutting and welding PVC pipe. In addition to manufacturing its own products, NACO works with other organizations as a manufacturing sub-contractor and original equipment manufacturer. See "BUSINESS -Products". The Company also began manufacturing composite products in March, 1995.

         The Company currently has the capacity to manufacture approximately 3,000,000 pounds of fittings, valves, and pipe per year. See "ITEM 2 - Property". The Company completed its initial public offering in December 1996. See "BUSINESS - Product Development", "Marketing", and "Manufacturing".

         On October 11, 1996, the Company purchased the assets of Dreager Manufacturing Inc and combined its existing fiberglass operations with those in the new facility in Ogden, Utah. This gave the Company the capability to produce other related composite products.

Introduction to PVC

         The production of polyvinyl chloride (PVC) originated in Germany and Austria in the 1930's. PVC is produced through chemical, thermal and mechanical reactions of ethylene, chlorine, celulosics, polyvinyl alcohol and peroxides. These reactions produce a PVC resin. The PVC resin is mixed with stabilizers for thermal sensitivity, lubricants to reduce metal adhesion during processing, plasticizer for flexibility, fillers to reduce cost and increase UV and impact resistance, impact modifiers for blocking the path of crack propagation, processing aids for more efficient processing, inorganic and organic pigments for coloring and other miscellaneous additives. The type of PVC compound mixture depends upon the product requirements and the type of processing equipment to be used.

         PVC compounds can be processed on various types of plastic processing equipment including extrusion, calendaring, injection molding, blow film, and blow molding equipment. The PVC pipe which NACO uses is produced by an extrusion process. In the extrusion process, PVC compound is fused in and extruded by heat and pressure. The melt is forced through a die to produce a continuous flow of the desired shape. NACO also produces injection molded parts. The injection molding process develops a melt in a method similar to the extrusion process. The melt is injected into a mold cavity by the forward movement of an extrusion screw, filling the mold to form the part.

         The Company engages subcontractors which make certain parts for valves and injected fittings including foundries, injection molders, machine shops, metal stampers, metal platers, rubber vulcanizers and others. The Company generally owns the patterns and tooling that subcontractors use. As a result, the tooling and patterns can be relocated if a subcontractor fails to provide quality parts at competitive prices. None of the custom molders or subcontractors are affiliates of the Company. They are generally paid on a per item or per pound basis net 30 days. Management believes that there are numerous custom molders and other subcontractors available, with the decision on which to be used being dictated by cost, service and quality. Generally, quantities are ordered for a six to eight month period in order to provide quantity discounts and provide sufficient lead time.

Products

         NACO offers its customers a line of PVC pipe fittings and valves. The Company manufactures and sells molded fittings (4" through 10" in diameter), as well as fabricated fittings (4" through 36" in diameter). Pipe fittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12 " in diameter). Major valve product lines include low pressure butterfly valves and air relief valves.

         PVC fittings and valves are used to control the direction and flow of fluids, dry products or gasses through a pipe network. Pipe fittings are also used to extend or repair existing lines, and enable pipe lines to branch off into different directions.

         The PVC industry includes a number of industry market segments, including construction, irrigation, utility and industrial markets. Products such as heat and air fittings are used in the construction market. In the irrigation market, farmers use fittings and valves to transport water for field irrigation and drainage. In the utilities market, private contractors and municipalities use fittings and valves in the installation and maintenance of sewer and water lines. In the industrial market, PVC fittings and valves are used for removal of toxic fumes and the supply of heating and air conditioning to commercial and residential buildings. Historically, the Company has sold a majority of its product into the agricultural market. As the Company has expanded its product line into the industrial, construction and utility markets, the sales in the new markets have increased. The Company expects this trend to continue.

         In March 1995, the Company began manufacturing and distributing composite products for the transportation, amusement, recreation and architectural industry. These products include trailer tops and amusement ride materials. The Company also produces tooling and molds for other companies in various industries.

Manufacturing

         The Company presently manufactures and sells both fabricated and injection molded PVC fittings. The valves manufactured by the Company are designed for low pressure uses. Low pressure uses include applications where fluid pressures are below 50 pounds per square inch.

         Fabricated fittings are made by cutting PVC pipe into specified lengths and shapes and heating these into a pliable condition where they are formed and assembled to make the desired product. Fittings can be connected by either solvent weld or gasket. A gasketed fitting has a pocket for a rubber gasket. The gasket pocket is formed on a gasket cavity balling machine. Solvent weld ends are formed in a similar manner.

         In fabricating a tee, the pipe is heated to a pliable state, then an opening is formed in the side of the piece, and a piece of pipe or an insert is inserted into the side opening of the tee forming a spout. Another piece of pipe is then heat formed over the top of the spout, forming a custom fit and a third wall of strength. The tee is then cooled to allow the fitting to hold its shape. It is then solvent welded into place. This method is patented by NACO. See "BUSINESS - Patent and Copyright Protection". The Company believes that the patented method produces a high quality product because the third layer provides added reinforcement. The Company's competition manufactures tees with only two layers of plastic in the tee area. The design is such that a visual comparison with competitors products will show the added reinforcement. The Company uses the patented method as a selling feature in its marketing campaign.

         Molded fittings are produced through an injection molding process which involves forcing a plasticized resin compound into fitting molds. Injection molding equipment uses heat and pressure to plasticize the resin compound, which is transferred into molds or dies of the desired shape. Cooling then takes place and the part is ejected from the mold cavity. Injection molding process equipment uses similar compounds as extrusion process equipment. At the present time the Company subcontracts this work to custom molders. However, the Company owns the molds and can move them upon 30 days notice.

         The Company also acts as a manufacturing subcontractor for other companies for the fabrication of custom PVC applications. Subcontracting activities may include assistance in the design layout and establishment of a manufacturing process. The Company subcontracts for non-competing products and, as a result, does not believe that acting as a subcontractor increases competition in its markets.

         The Company purchases PVC pipe from various pipe manufacturers. Major suppliers include Kroy/Alcan Industries, JM Manufacturing, Diamond Pipe, Jet Stream, Apache Plastic, PW Pipe, IPEX, and Certainteed Corporation. It is believed that the raw materials are interchangeable and generally readily available from multiple sources; however, at times, the industry experiences shortages in the supply of raw materials for pipe based on excess demand. The Company attempts to maintain sufficient raw material inventory to avoid the effect of these shortages, although shortages can occur in certain products during these periods. Pipe prices are as much as 20 percent lower during the winter months due to decreased demand and lower resin prices. The Company attempts to take advantage of these lower prices each winter by purchasing a sufficient quantity to meet the spring and early summer demands. In addition, as a result of seasonal market aspects of the Company's business it will stockpile additional inventory of finished goods in winter months for sale in spring. The Company generally allows customers to return standard inventory items, subject to restocking fees. In addition, the Company has a special ordering program for agricultural dealers in the winter. This program allows the Company to maintain production levels during this time and also allows dealers to have their stock at the beginning of their busy season in February. Special terms are given on the orders over a specific amount. Dealers receive discounts for early payment before March 15. This discount decreases until the regular price is paid after May 15.

         The Company's manufacturing labor force involves both skilled and semi-skilled labor. The Company has in place a quality control system in the manufacturing process to ensure fittings meet or exceed all of the applicable specifications of the Soil Conservation Service (SCS), National Sanitation Foundation (NSF), and American Society of Testing Materials (ASTM). All product lines randomly undergo testing including burst tests, sustained pressure tests, heat inversion tests, and impact tests. Field tests are also conducted to ensure products meet customer requirements. The Company provides a warranty on all of its product lines that they are free from workmanship and material defects for a period of four months. The Company has not had any material warranty expense to date.

         PVC product usage differs with geographical location and season of the year. The Company utilizes its three manufacturing facilities to produce the products most appropriate for the geographical locations in which the plants are located. This selective production of PVC products minimizes shipping costs and allows for optimization of manufacturing capacity.

         The Company previously produced all large diameter fittings at its Garden City, Kansas facility. The irrigation market in the western states, Mexico, and Canada is stimulated by the need to be able to move larger volumes of water greater distances than that required in other areas. Midwestern states are able to draw needed water from conveniently located wells, and then manipulate the flow direction thereafter. Western states require being able to draw large volumes of water from lakes, rivers and streams in order to accommodate the irrigation needs of various areas. As a result, the Company believed it could better serve this western market by increasing the size and capacity of the Logan facilities and producing the large diameter fittings at its Logan, Utah facility. This was completed in December 1996. In addition, because the Company believes that there will be an increased demand and markup of larger sizes, the Company will still produce large diameter fittings in the Garden City facility through 24 inches. Increased capacity in large diameter fittings is seen as the way to cater to the increased demands of the fitting market.

         Over the past four years, the Company has initiated a total quality management program designed to improve customer satisfaction, enhance product quality, eliminate waste, and foster continuous improvement. Employee training has been an integral part of this program. Training has utilized experts in the fields of total quality management, team building, communications, decision making and problem solving.

Marketing

         The Company directs its marketing efforts at wholesale pipe distributors. These distributors service the irrigation, construction and utility industries throughout the United States, and portions of Mexico and Canada.

         The Company's products are sold by its network of independent sales representatives on a commission basis. These representatives work closely with customers to ensure they receive necessary support, information and service. In recent years, the Company has supplemented its sales effort through a telemarketing campaign, designed to increase customer contact and ensure broader distribution of NACO catalog literature.

         Pricing information is made available to dealers through catalog literature. Quantity discounts are offered on larger projects or orders. The Company feels that because of the quality and service it has to offer, it can justify a higher price for its products while at the same time, remaining flexible enough to match the pricing of its competitors.

         As a result of feedback from dealers in the industry in which the Company competes, the Company believes that the PVC pipe and fitting industry has a reputation for long lead times and late deliveries. The Company, however, has implemented procedures to increase on-time deliveries. In this regard, customer orders are monitored to ensure they arrive on time. With its manufacturing plants and warehouse facilities located across the country, NACO can provide quick shipping times and better service, which means quicker response to customer needs. The Company's goal is to have shipments take place within 48 hours after the order has been placed. This requires careful inventory management, while maintaining manufacturing flexibility. Over the past year, on-time delivery has improved to approximately 90 percent. In an effort to facilitate on-time delivery, warehouse operations have been upgraded. The Company now relies on more frequent shipments of a smaller volume, which allows the Company to maintain lower levels of inventory. The Company guarantees shipping dates on small orders (under $1,500) or it pays the freight for any late shipment. Assuring on time delivery on larger orders is generally not as difficult because of the longer lead time provided on larger projects.

         In addition to its three manufacturing facilities, the Company contracts with various warehouse owners to maintain and distribute its products. Warehouse locations include Grand Island, Nebraska; Lubbock, Texas; Phoenix, Arizona; Tucker, Georgia; Sebring, Florida; and Pasco, Washington. The warehouse agents are paid on a commission basis for handling, storage and shipping inventory. Generally, a customer will call the warehouse with an order which is then shipped directly to the customer by the warehouse agent from the inventory at the agent's location. Invoices are sent from the Company. NACO offers customers a right to return products subject to a 20% restocking fee. Non-stock items are generally not returnable. The Company also has contracted with buy-sell representatives in Bohemia, New York; Little Rock, Arkansas; and Minneapolis, Minnesota. The companies involved in this arrangement purchase products from the Company, and sell them out of their own inventory to distributors. The Company provides the buy-sell representatives with a special discount based on volume. Returns by the buy-sell representatives are subject to a restocking fee. Shipping costs generally run from 5 to 10 percent of the cost of the product. The use of the warehouse and buy-sell representatives allows the Company to control shipping costs while providing timely delivery to its customers.

Economic Conditions, Market Fluctuations and Seasonality

         Several external factors have an indirect impact upon the business of the Company. The PVC industry in which the Company competes is dependent upon the health of the utility, industrial, agriculture and construction sectors. Rising interest rates, and reduction in government subsidy programs for housing, farming and public works can significantly adversely affect sales in the PVC industry. Weather also plays a role as sales tend to be heaviest during the spring, summer and fall, and decrease during the winter months when cold and freezing temperatures impact northern regions of the market. Other factors influencing the industry include fluctuations in the price of raw materials and the price of substitute products such as steel fittings and valves. In addition, pipe prices are as much as 20% lower in winter months due to decreased demand and lower resin prices during which time the Company will attempt to stockpile materials. See "BUSINESS Manufacturing".

Competition

         Some of the Company's competitors are substantially larger than the Company, and have greater resources. As a maturing industry, the market for fittings and valves is highly competitive. In addition, as a result of competing in a maturing industry annual percentage increases in industry sales will be lower than if the Company were operating in a developing industry. Therefore, the Company must rely on its ability to increase its market share and develop new products to increase sales. Competition within the PVC fittings industry is based on price, quality, breadth of product line, and timeliness of delivery. While there are several national producers, competition generally occurs on a region by region basis. This is due to existence of several regional competitors and the fact that shipping represents a significant cost factor in the industry. The Company has a number of competitors who compete with the Company both at the regional level and with respect to various product lines. Present competitors include Galt Pipe and Construction (Galt, CA), Spear Manufacturing Company (Sylmar, CA), Head Manufacturing, Inc. (Preston, ID), Sioliou Industries Inc. (Ville Plattle, LA), and PVC Fittings (Hereford, TX). As greater penetration of the utility market is pursued, the Company will face competition from additional competitors in the drain, waste and vent (DWV) and sewer markets. These include Industries Vassallo Inc. (Poncey, Puerto Rico), GPK Products Inc. (Fargo, ND), Freedom Plastics Inc. (Janesville, WI) and Multi Fittings (Toronto, Ontario, Canada).

         Based on feedback from dealers who sell products manufactured by competitors, the Company feels that the strongest attribute of its products is its quality. NACO is careful to ensure that all products meet or exceed industry standards. In this regard, the Company has patented the design of the NACO fabricated tee. While some competitors use only two layers of plastic in the design and construction of their tees, NACO uses three layers to ensure maximum strength. See "BUSINESS - Patent and Copyright Protection".

         Management believes the breadth of the Company's product line also represents a strategic advantage. Because of price incentives offered on large orders, many purchasing agents are reluctant to order small sized fittings from one manufacturer and large diameter from another. Thus, firms having a broad product line tend to have a stronger position when bidding pipe projects. In addition, the Company believes its prompt delivery time provides it with a competitive advantage.

Planned Operational Growth

         Product Development. The Company has completed development of 27" to 36" diameter fittings. The additional equipment required for these products was completed in December 1996. The large diameter fittings will be targeted for the irrigation and utilities markets. In addition, an expanded line of bolted repair couplers fits into both the targeted irrigation and utilities markets. These products have been developed to the production stage and are anticipated to be completed within 6 months. The Company is also working on an expanding the 6" through 12" size lines of valves which would have applications in irrigation and industrial markets. These products have been developed to the testing stage and are anticipated to be completed within nine months. Further, the Company is developing reinforced fiberglass fittings for high pressure applications which would target the utilities and industrial markets.

         NACO currently targets various distributors of PVC fittings in the irrigation and utilities markets. Approximately 70 percent of the Company's current customers are in these markets. NACO's plans for expansion will increase sales efforts in industrial and building construction markets.

         The Company, on October 11, 1996, formed a wholly owned subsidiary, NACO Composites, Inc., and acquired the assets of Dreager Manufacturing in a business combination accounted for as a purchase. The existing fiberglass operations was combined with this operation and moved to a new facility in Ogden, Utah. This gives the Company the capability to produce other related composite products and increased capacity.

         Research and Development. Research and development expenditures for the fiscal years ended November 30, 1996, 1995 and February 28, 1995, 1994 and 1993 were $10,709, $12,752, $14,314, $59,262 and $14,045 respectively. The Company had no customer sponsored research activities during these periods.

         Major Customers. During the years ended November 30, 1996 and 1995 no customer accounted for more then 10% of the sales of the Company and it is not anticipated that the loss of any one customer would have a material impact on the revenues of the Company.

         Employees. As of November 30, 1996, NACO had 92 employees of which 84 are full time and 8 are part time. All plant locations are non-union. The Company anticipates it will add between 4 and 10 additional employees in various areas in the next twelve months.

         Patent and Copyright Protection. The Company filed a utility patent for its plastic tee fitting in 1984. The patent was renewed in 1991, and has been extended into 1998. The patent is renewable for up to 17 years from the date of issuance (2001). The Company believes that the patented technology provides an improved product and a competitive selling edge for NACO. The design of the patented tee creates a stronger product for higher pressure applications.
Approximately 70% of the tees sold by the Company are manufactured using the patented process.

         The Company also filed a patent on a one piece 90(degree) fabricated elbow fitting on November 18, 1994, and the patent can be extended through 2015. This elbow uses less material & labor and has better flow characteristics. The Company believes this will be an advantage in the market.

         NACO regularly copyrights its literature, catalogs, advertising and other proprietary information as it deems necessary.

Item 2.  Properties

         The Company operates the following facilities:


                                               Approximate
                                               Floor Space
                Location                      (square feet)                    Present Use
----------------------------------------      -------------     ------------------------------------------

Logan, Utah (leased)....................         23,025             Manufacturing, Warehouse & Office

Garden City, Kansas.....................         21,326             Manufacturing, Warehouse & Office

Lodi, California (leased)...............         15,800             Manufacturing, Warehouse & Office

Ogden, Utah (leased)....................         15,870             Manufacturing, Warehouse & Office


         In July 1994 an 11,400 square foot addition to the leased Logan, Utah facilities was completed adding a machine shop and expanding manufacturing and warehousing capabilities. The Company owns the Garden City, Kansas property and completed a 5,000 square foot addition in January 1995. This has added additional manufacturing and warehouse capabilities. In addition, the existing manufacturing area in the Garden City facility was remodeled to increase the efficiency of the operation and the yard was redone in order to eliminate a problem of drainage. The Garden City, Kansas property is subject to a lien which secures indebtedness in the principal amount of approximately $230,000. In 1996, NACO Composites, a subsidiary of NACO Industries leased the Ogden, Utah facility for the fiberglass and composites production.

         The Logan, Lodi, and Ogden facilities are occupied under leases which expire in 1999. The Ogden facility has an option for renewal for a period of two years. The lease for the Logan facility is with a related party, and the Company does not anticipate any problems renewing this lease. Lease payments on the Lodi, Logan, and Ogden facilities are $4,496, $9,300, and $3,500 per month respectively. The lease agreement on the Logan facility also includes personal property and equipment at the facility. See "CERTAIN TRANSACTIONS". In order to increase operating effectiveness the Company moved its Lodi, California facilities to newer facilities having increased square footage, manufacturing and warehouse space as well as additional yard area in September 1994. Before the additions described above, the facilities had a production capacity of approximately 1,500,000 pounds of pipe per year. The Company feels that capacity has now doubled to approximately 3,000,000 pounds per year.

         The Company also uses the services of warehouses located in Grand Island, Nebraska; Lubbock, Texas; Phoenix, Arizona; and Pasco, Washington. The warehouses are paid 5% of sales for warehousing services. The Company also has contracted with buy-sell representatives in Bohemia, New York; Little Rock, Arkansas; and Minneapolis, Minnesota. The Company feels that its facilities are suitable and adequate for its current needs.

Item 3.  Legal Proceedings

         The Company is not a party to any material legal proceedings and, to the best of its knowledge, no action by or against the Company or its properties has been threatened.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended November 30, 1996.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is held of record by three persons and is not traded. The Company's Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock") is held of record by 87 persons and is traded as part of a Unit, consisting of one share of the Preferred Stock and a 1/2 Warrant to buy shares of the Company's Common Stock, in the over-the-counter market. The Units opened for trading in the over-the-counter market on February 26, 1996. The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Units, for the fiscal year ended November 30, 1996 as reported by the OTC Bulletin Board. The bid prices are market quotations based on interdealer bid prices, without markup, markdown or commission, and may not represent actual transactions.

                                                        High             Low
                                                   -------------    ------------

Year Ended November 30, 1996:
     First Quarter* ...........................    $        5.50    $       5.50
     Second Quarter ...........................             5.50            5.50
     Third Quarter ............................             5.50            5.50
     Fourth Quarter ...........................             5.50            5.50
-----------------
      * Trading in the first quarter did not begin until February 26, 1996.

         No dividends were paid on the Common Stock in the last two fiscal years. The Company is restricted from paying dividends on its Common Stock under the terms of the Preferred Stock and its revolving credit agreement. A total of $34,481 of dividends were paid on the Preferred Stock. The Company's revolving credit agreement restricts the Company's ability to pay dividends. However, the lender has waived this restriction with respect to the Preferred Stock.

From June 28, 1996 through November 30, 1996, the Company sold in a private placement a total of 19,000 Units to nine persons. Each Unit consists of one share of Preferred Stock and a warrant to purchase one share of Common Stock at an exercise price of $3.75 per share. Each share of Preferred Stock is convertible into two shares of Common Stock. The sales were part of a private offering of up to 175,000 Units. The offering price of the Units was $6.00 per Unit. Each of the purchasers was an accredited investor as defined under Regulation D. The transaction was effected in reliance upon Regulation D. The Company engaged Extol Corporation to provide financial consulting services in connection with the private placement.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         NACO is a manufacturing company which produces and sells polyvinyl chloride (PVC) products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 36" in diameter), as well as molded fittings (4" though 10" in diameter). Pipe fittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter).

         Historically, the Company sold a majority of its product into the agricultural market. The agricultural market is very seasonal. The sales are mainly during the spring and fall when crops are not being grown. As the Company's product mix diversifies in the fittings business, this diversification has and will increase sales all year round. This is significant because in the past the Company's operating results fluctuated greatly, with significantly higher sales in the spring than in other seasons. With the increasing business in other markets, the Company's operating results will have less fluctuation through the year.

         On October 11, 1996, the Company purchased the assets of Dreager Manufacturing Inc and combined its existing fiberglass operations with those in the new facility in Ogden, Utah. This gave the Company the capability to produce other related composite products. The Company started supplying composite products to customers in March 1995. Sales of composite products were $341,561 for Y96 and $205,914 for Y95.

Results of Operations

         Due to the change in fiscal year end in 1995 the following discussion relates to the twelve months ended November 30, 1996 and to the nine months ended November 30, 1995. For comparison purposes percent of sales will be used rather than dollars because of the difference in number of months being compared between the two periods. In the following discussion, the year ended November 30, 1996 and November 30, 1995 are referred to as Y96 and Y95, respectively.

         Overview. The Company sustained an operating loss for the twelve month period ending November 30, 1996. The loss is a result of several factors. First, the Company's composite products operations generated an operational loss of approximately $97,000. Management believes such loss resulted primarily from the fact that such business is in the start-up stage and sales have not reached a break-even point yet. Part of the loss is also attributed to the additional overhead expense associated with the expansion of the Company's facilities and the additional personnel required to handle the expansion. Management is addressing the loss in two ways. First, the Company has reduced head count and reduced some variable expenses and is trying to find other ways to reduce certain expenses without affecting quality and service to customers and the Company's ability to increase sales. The Company is also managing it's inventory better without affecting service and delivery time.

         The Company is also focusing on increasing its sales. The Company is making a strong effort to expand into the industrial and commercial markets. Arrangements are being made for two new warehouses and new buy sell agreements. These arrangements are in the industrial and commercial markets. These sales will not have an impact on the Company's operating results, however, until the second quarter of 1997. Possible increase in sales will reduce the per unit overhead cost and also provide more money in the gross margin, by volume and per unit. With the changes mentioned above, management believes the Company will be profitable in the fiscal year 1997, starting in second quarter of 1997.

         The Company's operating results, however, are subject to certain inherent risks that could adversely affect the Company's operating results and its ability to operate profitably. If the Company is not able to successfully secure sufficient equity or debt financing to meet its working capital and operational requirements as discussed below, this will likely have a material adverse effect on the Company's operating results. In addition, the Company's operating results also could be adversely affected by increased competition in the markets, competitors offering products at prices below the Company's prices, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, changes in economic conditions in its markets, unanticipated expenses or events and other factors discussed in this report. Accordingly there can be no assurance that the Company will be profitable in 1997.

         Sales. Net sales for Y96 was $6,283,634 compared to net sales of $4,175,547 for the short year, Y95. Sales increased mainly due to new product lines added during the year which was possible because of the expansion of the manufacturing facilities in the two previous years. A salesman was added to cover the midwest and south which also contributed to the increase in sales. The additional $135,000 sales of composite products also contributed to the increase.

         Gross Margin. Gross margin as a percent of sales for Y96 was 41.1% compared to 34.9% Y95. The increase in gross margin is mainly due to the higher volume of production during Y96 which absorbed more overhead and spread fixed costs over the larger volume. The higher volume was mainly due to increased sales and increased manufacturing capacity. Gross margins in Y95 were also adversely affected by a reduction in inventory levels which resulted in a lower volume of production with respect to sales in such year. The Company reduced inventories by $487,000 in Y95. During Y96 the Company was able to better manage inventories to remain at the lower level without any negative effect on delivery of quality products to the customer in a timely manner. This resulted in greater production during Y96.

         Selling. Selling expenses were 21.5% of net sales for Y96 compared to 20.7% for Y95. Salaries increased .7% as a percent of sales primarily as a result of the addition of a salesman to cover the midwest and south. Management believes this area has a greater potential and needs more coverage. An additional salesman was added for the composite line of products also. Advertising increased .4% as a percent of sales from Y95 primarily due to printing new catalogs for existing and new product lines. Management believes that advertising expenses should not be as high in 1997 unless the Company needs to print new catalogs.

         General and Administrative. General and administrative expenses were 18.3% of net sales for Y96 compared to 20.2% for Y95. The decrease was due mainly to the increased sales volume. As a percent of sales, salaries decreased 1.3% mainly due to greater sales volume.

         Other. Other expenses/revenues were 2.5% for Y96 compared to 4.1% for Y95. Interest expense went from 4.3% in Y95 to 3.1% in Y96 mainly because of sales volume. Also a contributing factor was the gain on sale of assets during Y96 of $38,878 or .6% of sales.

Liquidity and Capital Resources

         In analyzing the Company's liquidity, the following discussion highlights material changes in working capital. Cash as of 11-30-96 was $198,306, up $64,825 from Y95. During the 1st quarter of Y96, the Company closed its initial public offering of preferred stock after receiving funds in the equity market of $680,472. After payment of commissions and offering costs, the Company netted $394,073 from the offering. These net offering proceeds have been applied to marketing expenses (approximately $40,000), new equipment (approximately $250,000), and working capital (approximately $104,000). The cost of the offering was stated on the year ended 11-30-95 balance sheet under intangible assets. Following the offering the costs were netted against the offering proceeds resulting in the decrease in intangible assets on the balance sheet for Y96. Cash also increased during the current year by $120,226 for refunds of taxes paid in the prior year because of the net operating loss for the short year ended 11- 30-95. Because of the continued growth and need for capital, the Company is facing a potential cash flow shortage. The Company is addressing the potential cash flow shortage by managing inventories, increasing the sales effort, reducing expenses, and seeking funds in the equity market.

         The Company has been struggling with its liquidity position. With the losses and the expansion, the Company has reduced its available working capital significantly. During the expansion, part of the capital improvements and new equipment funding has come from the Company's working capital line of credit and internal financing. In examining the statement of cash flow at November 30 1996 and November 30, 1995, the total cash paid for property and equipment totals $414,147 during Y96.

         Management believes that external financing or additional capital is necessary to replenish working capital to permit the Company to meet its obligations on a timely basis and to provide the additional working capital which will be required to sustain the expected growth. At November 30, 1996, the revolving line of credit limit was $1,100,000 of which $664,326 was used leaving $435,674 available. The revolving line of credit expires in August 1997 and bears interest at the rate of 1.75% over the prime rate. The availability of the line is based on a percent of accounts receivable and inventory. The Company is working on several options for obtaining additional working capital. The Company is also working on private placement of equity. In January 1996, the Company entered into an agreement with an investor relations firm to provide investor relations and financial consulting services to the Company. During Y96, the Company received an additional $114,000 through a private placement as a result of this arrangement and continues to pursue this avenue for additional working capital. The Company will also be receiving a tax refund of approximately $48,000 within a short period from federal and state revenue agencies. If the Company is unable to secure additional financing, it could have a material adverse effect on the Company operations and financial condition.

         Management believes that the actions presently being taken to obtain additional financing or capital will meet the Company's future needs for working capital. There can be no assurance, however, that additional capital or financing will be available on terms favorable to the Company, if at all. If the Company is unable to secure additional financing or raise additional capital, it will have a material adverse effect on the Company's operations and financial condition.



Item 7.  Financial Statements

         See pages F-1 through F-23.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.

                                    PART III


Item 9.  Directors,   Executive   Officers,   Promoters   and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act

                  All members of the Board of Directors hold office until the annual meeting of shareholders or until their successors are duly elected and qualified. The executive officers serve at the pleasure of the Board of Directors. The following table sets forth information concerning the Company's directors and executive officers.


           Name                Age                          Position
---------------------------   -----   ------------------------------------------

Verne E. Bray..............    61     President and Chairman of the Board of
                                      Directors

Jeffrey J. Kirby...........    34     Vice President, Secretary, Treasurer and
                                      Director

Daniel M. Gruber...........    44     Vice President

Nina F. Birkle.............    63     Vice President

Thomas Christy.............    67     Director

Kent A. Webb...............    45     Director

Peter Heilmayr.............    63     Director

James C. Czirr.............    43     Nominated to be a Director

The business experience and brief resumes on each of the Directors, Executive Officers, and significant employees are as follows:

         Verne Bray has been President of the Company since 1988, a director since 1985 and Chairman of the Board of Directors since 1988. Mr. Bray joined the Company in 1980 and started the NACO West operation in Logan. In 1982 he was appointed sales manager of all divisions. Prior to joining NACO Mr. Bray was sales manager and general manager of Head Manufacturing, Inc. Mr. Bray is the father- in-law of Jeffrey Kirby, an officer and director of the Company. Mr. Bray is employed full time by the Company. In March 1995 Mr. Bray had a heart attack and underwent a seven way cardio-bypass - surgery. He is now back to work full time and his present health is good.

         Jeffrey J. Kirby has been Executive Vice President of the Company since 1992, Secretary since 1992 and Treasurer since March, 1994. He has been a director since 1992. Mr. Kirby is employed full time by the Company. Prior to joining the Company Mr. Kirby from 1988 to 1991 was a senior accountant with Ernst and Young in Long Beach, California. Mr. Kirby received his B.S. in accounting and finance from Utah State University in 1987 and his MBA from the same institution in March 1988. Mr. Kirby is the son-in-law of Verne Bray, the President and a director of the Company.

         Daniel M. Gruber has been Vice President of the Company since 1988. He was a director from 1988 to March 1994. Since 1984 Mr. Gruber has been the Division Manager of the Lodi, California Division of the Company. Mr. Gruber is employed full time by the Company.

         Nina Birkle has been Vice President of the Company since 1988, and was Treasurer from 1988 to March 1994. She was a director from 1988 to March 1994. Ms. Birkle is employed full time by the Company. Ms. Birkle joined NACO Industries in Garden City, Kansas in 1981 and held positions as Credit and Accounting Manager prior to being appointed Vice President and Division Manager of the Garden City Kansas, manufacturing facility.

         Thomas Christy has been a director of the Company since 1992. Since 1979 Mr. Christy has been President of T. Christy Enterprises, Inc. which acts as a manufacturers' agent representative for several companies, including the Company, in Southern California serving the waterworks, plumbing, industrial and irrigation markets. Mr. Christy received his bachelors degree in economics from DePaul University in 1954. Mr. Christy from 1974 to 1975 was the President of the Plastic Pipe Institute and from 1971 to 1972 was President of the Uni-Bell Plastic Pipe Association. Mr. Christy is also a member of the American Water Works Association (AWWA).

         Kent Webb was appointed as a director of the Company in March, 1994. Since May 1995, Mr. Webb has been a loan officer at Cache Mortgage Corporation. From October 1994 until May of 1995, Mr. Webb was employed full time by the Company as Director of Business Development. Prior to joining the Company and from December 1993 to October 1994 Mr. Webb was Chief Executive Officer of Logan Manufacturing Company engaged in the manufacturing of snow groomers and utility vehicles in Logan, Utah. From 1991 to 1993 Mr. Webb was a Director, Executive Vice President and Chief Operating Officer of First Commerce Bank in Logan, Utah. Prior to 1991 he was a Director, President and Chief Executive Officer of Cache Valley Bank in Logan, Utah. Mr. Webb received his bachelors degree from the University of Utah in 1975.

         Dr. Peter Heilmayr was appointed as a director of the Company in March 1994. Since 1991 Dr. Heilmayr has been Vice Chairman of American Maplan Corporation, a manufacturer of twin screw extrudes and extension tooling for the production of PVC pipe, PVC siding and PVC profiles. From 1978 through 1991 Dr. Heilmayr was President of American Maplan Corporation. Dr. Heilmayr is also an owner of PVC Consulting Corporation engaged in PVC consulting services. Dr. Heilmayr received, his PhD from the University of Vienna, Austria in 1962.

         James C. Czirr was recently nominated to serve as a director of the Company. His nomination will be voted upon at the next meeting of shareholders. Since 1989, Mr. Czirr has been providing investor relations and consulting services for various companies in connection with business strategies, marketing, incentive programs, and finance and capital formation. He previously served as President of Extol Energy Corporation, a syndicator of oil and gas wells from 1982 to 1988.

Section 16(a) Beneficial Reporting Compliance

         At the present time, the Company files reports with the Securities & Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), has no class of its securities registered under either Section 12(b) or 12(g) of the Exchange Act, and is not subject to Section 16(a) of the Exchange Act. Consequently, the officers and directors or 10% shareholders are not presently required to file Section 16 reports.

Item 10.          Executive Compensation

         The following table sets forth compensation paid or accrued by NACO Industries, Inc. during the last two fiscal years to its Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeded $ 100,000.

                           SUMMARY COMPENSATION TABLE

                                                                      Annual Compensation
                                                               ---------------------------------
                                                                                    Other Annual      All Other
                   Name & Position                      Year     Salary     Bonus   Compensation   Compensation(1)
-----------------------------------------------------  ------  ----------   -----   ------------   ----------------

Verne Bray
   Chief Executive Officer                              1996    $211,086      0          0              $3,906
      and President                                     1995     214,931      0          0               2,645


----------------------

(1)  Includes Company contributions to a defined contribution plan.

         There were no individual grants of stock options or freestanding stock appreciation rights made by the Company during the last completed fiscal year to the Chief Executive Officer.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

         The following table sets forth the aggregate value of unexercised options to acquire shares of the Common Stock held by the Chief Executive Officer on November 30, 1996.

                                                                            Number of         Value of Unexercised
                                                                       Unexercised Options   In-the-Money Options at
                                                                          at FY-End(#)            FY-End($)(1)
                                                                      --------------------- -------------------------
                                      Shares Acquired      Value          Exercisable/            Exercisable/
               Name                   on Exercise(#)    Realized($)       Unexercisable           Unexercisable
-----------------------------------  ----------------  -------------- --------------------- -------------------------

Verne Bray                                   --                 --          20,000/0                  $0/$0
   Chief Executive Officer
      and President


---------------------------

(1) The Company's Common Stock is not publicly traded. Based on the average of the bid and ask prices of the Units, which consist of a share of Preferred Stock which is convertible into two shares of Common Stock and a half of warrant to acquire one share of common stock at an exercise price of $3.00, the Company has determined the per share value of the Common Stock is less than the exercise price of the options

Employment Agreements

         In September 1994 the Company entered into an employment contract with Verne Bray, President and Chief Executive Officer. The contract is for a term of 5 years and provides for a base salary of $224,000 with a cost of living adjustment based on the increase in the consumer price index yearly. In the event the Company is more than two years in arrears in the payment of cumulative dividends to the holders of the Preferred Stock the salary will be reduced by $74,000 annually until the dividends are paid in full. Mr. Bray is entitled to receive a payment of $100,000 if his employment is terminated in violation of the terms of the employment agreement.

Director Compensation

         In August 1996, the Company granted non-qualified options to purchase 150,000 shares of Common Stock to James C. Czirr as a condition of acceptance of nomination to the Board of Directors. The exercise price of the option is $4.00 per share. Directors do not receive any annual fee or compensation for serving on the Board of Directors. They are, however, reimbursed for their costs in attending board meetings.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of February 20, 1997, certain information with respect to the beneficial ownership of Common Stock and Preferred Stock of the Company, by the person known by the Company to own beneficially more than five percent of the Company's Common Stock or Preferred Stock, by the Chief Executive Officer and by all Officers and Directors as a group. Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws.

                          Name and Address                                                            Percent
                                 of                                                     Number of        of
                          Beneficial Owner                            Class of Stock  Shares Owned    Class(8)
--------------------------------------------------------------------  -------------   -------------  ----------

Verne Bray*.........................................................  Common(1)           1,466,667    96.4%
1367 E. 1980 North                                                    Preferred                  --      --
Logan, UT  84321

Jeffrey J. Kirby*...................................................  Common(2)              26,817     1.8
285 East 400 North                                                    Preferred                  60      **
Millville, UT  84321

Thomas Christy*.....................................................  Common(3)              20,000     1.3
2011 Omega Drive                                                      Preferred                  --      --
Santa Anna, CA  92705

Kent A. Webb*.......................................................  Common(3)              20,000     1.3
96 North 1250 East                                                    Preferred                  --      --
Logan, UT  84321

Peter Heilmayr*.....................................................  Common(4)              24,275     1.6
6925 Tumbling Trail                                                   Preferred               1,700     1.3
Fort Worth, TX  76116

Gary Carson.........................................................  Common(5)              28,000     1.8
4367 Bobwhite Ct.                                                     Preferred              11,200     8.3
Ogden, UT 84403-3262

Dan Bray............................................................  Common(5)              31,250     2.0
1755 Shadow Ridge Circle                                              Preferred              12,500     9.2
Ogden, UT  84403

Gary Gibbons........................................................  Common(5)              25,000     1.6
1606 North 1340 East                                                  Preferred              10,000     7.4
North Logan, UT  84341

Jack Prust..........................................................  Common(5)              21,250     1.4
P.O. Box 5135                                                         Preferred               8,500     6.3
San Ramone, CA  94583

James C. Czirr (nominee for director)...............................  Common(6)              30,000     1.9
6070 Baldy Mountain Road
Sandpoint, ID 83864

All Directors and Officers as a group (5 persons)...................  Common(7)           1,557,759     97.1
                                                                      Preferred               1,760     1.3

----------------------

*    Indicates current Director and/or officer
**   Less than 1 percent
(1) The shares owned by Verne Bray are subject to a Loan Agreement and Pledge Agreement with Bank IV, Kansas N.A. bank. The current balance of the loan at February 20, 1997, is $24,948. Also includes 20,000 shares issuable upon exercise of presently exercisable options.
(2)  Includes  20,000 shares  issuable  upon  exercise of presently  exercisable options, 30 shares issuable upon exercise of presently exercisable Warrants, and 120 shares issuable upon conversion of the Preferred Stock.
(3)  Includes 20,000 shares issuable upon presently exercisable options.
(4) Includes 20,000 shares issuable upon exercise of presently exercisable options, 875 shares issuable upon exercise of presently exercisable Warrants, and 3,400 shares issuable upon conversion of the Preferred Stock.
(5) Consists of shares issuable upon conversion of the Preferred Stock and upon exercise of the related warrants.
(6) Includes 30,000 shares issuable upon excercise of presently exercisable options.
(7) Includes 100,000 shares issuable upon exercise of presently exercisable options, 905 shares issuable upon exercise of presently exercisable warrants, and 3,520 shares issuable upon conversion of the Preferred Stock.
(8) As of the date hereof 418,551 shares of common stock redeemed are held as treasury stock and are security for the payment of the amounts owed under a redemption and non-competition agreement pursuant to which the stock was acquired by the Company. See "CERTAIN TRANSACTIONS". If the Company were to default on the payment of the obligation the stock would be returned to sellers. These shares have not been taken into consideration in determining the percent of Common Stock beneficially owned.


Item 12.          Certain Relationships and Related Transactions

         The Company leases its Logan, Utah facility from P.V.C., Inc., a corporation of which Verne Bray is an officer, director, and sole shareholder. Mr. Bray is also the Chief Executive Officer, a director, and a controlling shareholder of the Company. The rental on the Logan, Utah facility was $4,000 per month through February 1994, and with the addition of facilities and equipment in 1994, the lease payment was increased to $6,000 per month in March, 1994. The lease payments increased to $9,300 per month in June 1994 and continue at that rate through the remainder of the lease term. The lease expires in December 1999. No renewal options are provided. Lease payments for the fiscal years ended February 28, 1993 and 1994 were $48,000 per year, $101,700 for fiscal year ended February 28, 1995, and $83,700 for period consisting of the nine months ended November 30, 1995 and $111,600 for fiscal year end November 30, 1996. The lease provides that the premises may only be used for operating the business of NACO Industries, Inc. The Company is required to maintain fire, casualty and liability insurance on the property. The lessor is responsible for repair and maintenance of the parking area and structural components of the building. The Company is responsible for all other maintenance, utilities and all real and personal property taxes.

         The lease terms were approved by the members of the Board of Directors, after reviewing several factors including appraisals on comparable buildings, rental costs of commercial buildings and replacement building costs. Based on this review management believes the terms and conditions to be fair and reasonable.

         At November 30, 1996 and 1995, P.V.C., Inc. had loaned the Company $14,242 and $9,206, respectively. The loan is payable on demand. During the year ending November 30, 1996, the Company sold to P.V.C., Inc. equipment for $42,705. The sales price approximated fair value based upon comparisons with similar property. The Company recorded a gain of $37,182.

         During the years ending February 28, 1995, the Company supervised the expansion of the Logan, Utah facility. Building and equipment costs totaling $210,700 through February 20, 1995, were paid. The Company paid the costs of the construction of the building which is owned by P.V.C., Inc., during the construction phase. Upon obtaining permanent financing, P.V.C., Inc. reimbursed the amount paid out by the Company for the construction and equipment. In connection with financing the expansion, P.V.C., Inc. obtained a second mortgage which the Company has guaranteed. The $275,000 mortgage, which is also secured by the leased property, is at two percent over prime and is payable in monthly installments of $2,629 through 2009. The guarantee was taken into account in determining the lease payments on the facility described above.

         The Company leases the Ogden, Utah manufacturing and sales facility from Ronald L. Dreager, an employee and director of NACO Composites, Inc. Monthly rentals are due in the amount of $3,500 and may be increased pursuant to the mutual agreement of both parties. At November 30, 1996, the Company owed Ronald L. Dreager $20,140 in connection with the asset purchase of Dreager Manufacturing.

         During the year ending November 30, 1996, and the nine months ending November 30, 1995, the Company paid sales commissions of $12,865 and $8,096, respectively, to Thomas Christy, a sales representative who was also serving on the Board of Directors. The sales commissions were computed consistent with other sales representatives of the Company.

         Mr. Czirr is a 50% shareholder in an investor relations consulting firm retained by the Company; which provides investor relations consulting for a retainer of $3,000 per month through August, 2000.

         The transactions described in this section were on terms believed by the Company to be at least as favorable as could be obtained by the Company from unaffiliated, independent third parties. However, in none of the transactions was there an independent determination of fairness and reasonableness of the terms of the transaction with the affiliates. The protection to the Company and the shareholders of Board approval of transactions is limited since Mr. Bray controls the election of the directors as a result of his controlling ownership interest in the Company. Any future transactions between the Company and any affiliate will only be entered into on terms believed to be least as favorable as could be obtained from unaffiliated independent third parties. In an effort to determine the fairness of the terms of any transaction with affiliates and in order for the Company to attempt to protect its own best interest in transactions with affiliates, other similar non-affiliated transactions will be obtained and compared. If such a transaction is real estate related, this information will be obtained from real estate companies that deal with commercial properties and/or commercial property management companies. When appropriate, appraisals by certified appraisers will be obtained. If the Company desires to enter into a transaction with an affiliate that is non-real estate related, the Board of Directors will attempt to document the fairness of such a transaction with a similar nonaffiliated transactions. The Company does not currently anticipate making any loans to affiliates in the future. Any future loans to officers, directors, five percent shareholders or their affiliates will not occur unless approved by a majority of the disinterested Board of Directors and for a bona fide business purpose.

                                     PART IV


Item 13.          Exhibits and Reports on Form 8-K

         (a)      Documents Filed as Part of this Report:


                     Description                                     Exhibit No.
           --------------------------------------------------------  -----------

    3(i)    Articles of Incorporation of the Company                   (1)

    3(ii)   Bylaws of the Company................................      (1)

    3       Instruments Defining Rights of Security Holders......      (2)

  10.1      Employment Agreement of Verne Bray, as amended.......      (3)

  10.2      Nonqualified Stock Option Agreement..................      (1)

  10.3      Lease Agreement on Logan, Utah Facility..............      (1)

  10.4      Lease Agreement on Lodi, California Facility.........      (1)

  10.5      Promissory Note with P.V.C., Inc.....................      (1)

  10.6      Sales Representation Agreement with Thomas Christy...      (1)

  10.7      Loan Agreement with Bank IV..........................      (1)

  10.8      Stock Redemption Agreement with Maurice A. Coen,
            David Coen and Kirk Coen.............................      (1)

  10.9      Agreements with warehouse agents.....................      (2)

  10.10     Lease Agreement in Ogden, Utah facility.............. Filed herewith

   21       Subsidiaries of Registrant........................... Filed herewith

   27       Financial Data Schedule.............................. Filed herewith

-------------------------

(1) Filed as an Exhibit in the original filing of the SB-2 Registration Statement filed with the Securities and Exchange Commission on October 12, 1994, SEC file number 3385044-D.
(2) Filed as an Exhibit to Amendment Number 1 of the SB-2 Registration Statement filed with the Securities and Exchange Commission on December 28, 1994.
(3) Filed as an Exhibit to Amendment Number 3 of the SB-2 Registration Statement filed with the Securities and Exchange Commission on April 5, 1995.

(b) The registrant did not file a report on Form 8-K in the fourth quarter of its fiscal year ended November 30, 1996.

                                       INDEX TO FINANCIAL STATEMENTS

Report of Certified Public Accountants.......................................F-1
Balance Sheets as of November 30, 1996 and 1995..............................F-2
Statements of Income For the Year Ended November 30, 1996 and
   for the Nine Months Ended November 30, 1995...............................F-4
Statements of Stockholders' Equity...........................................F-5
Statements of Cash Flows For the Year Ended November 30, 1996 and
   for the Nine Months Ended November 30, 1995...............................F-6
Notes to Consolidated Financial Statements...................................F-9

JONES, WRIGHT, SWENSON & SIMKINS LLP
Certified Public Accountants
Logan, Utah
--------------------------------------------------------------------------------





                          INDEPENDENT AUDITOR'S REPORT


February 20, 1997


The Board of Directors and Stockholders
NACO Industries, Inc.
Logan, UT


         We have audited the accompanying consolidated balance sheet of NACO Industries, Inc. as of November 30, 1996 and the balance sheet as of November 30, 1995, and the related statements of income, stockholder's equity and cash flows for the year and the nine months then ended. These financial statements are the responsibility of the management of NACO Industries, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements and financial statements referred to above present fairly, in all material respects, the financial position of NACO Industries, Inc. as of November 30, 1996 and 1995, and the results of its operations and its cash flows for the year and the nine months then ended in conformity with generally accepted accounting principles.


                                            JONES, WRIGHT, SWENSON & SIMKINS LLP
                                            Certified Public Accountants
                                            Logan, Utah

                              NACO INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                                       (Consolidated)
                                                                        November 30,         November 30,
              ASSETS                                                        1996                 1995
              ------
                                                                      -----------------    ------------------

Current assets:
  Cash                                                              $          198,306               133,481
  Accounts receivable, net of
   allowances of $73,570 and $47,257                                           615,775               444,970
  Inventory                                                                    668,501               644,711
  Taxes receivable                                                              48,600               120,226
  Other current assets                                                          72,202                51,455
                                                                      -----------------    ------------------

       Total current assets                                                  1,603,384             1,394,843
                                                                      -----------------    ------------------

Property and equipment:
  Land                                                                          40,700                40,700
  Buildings and improvements                                                   526,329               508,978
  Equipment and vehicles                                                     2,033,174             1,692,388
  Equipment construction in progress                                            93,130                28,438
                                                                      -----------------    ------------------

       Total property and equipment                                          2,693,333             2,270,504

  Accumulated depreciation                                                 (1,195,036)           (1,022,553)
                                                                      -----------------    ------------------

       Net property and equipment                                            1,498,297             1,247,951
                                                                      -----------------    ------------------

Other assets:
  Intangible and other assets                                                  105,907               210,105
                                                                      -----------------    ------------------

       Total other assets                                                      105,907               210,105
                                                                      -----------------    ------------------

       Total assets                                                 $        3,207,588             2,852,899
                                                                      =================    ==================





                   The accompanying notes are an integral part
                         of these financial statements.

                              NACO INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                                         (Consolidated)
                                                                           November 30,         November 30,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           1996                 1995
------------------------------------
                                                                         -----------------    ------------------

Current liabilities:
  Accounts payable                                                   $            544,074                99,289
  Accrued expenses                                                                188,076               144,700
  Line of credit                                                                  664,326               805,000
  Payable to related parties                                                       34,382                 9,206
  Notes payable                                                                   103,815                 3,440
  Current portion of long-term obligations                                        212,400               341,287
                                                                         -----------------    ------------------

       Total current liabilities                                                1,747,073             1,402,922
                                                                         -----------------    ------------------

Long-term liabilities:
  Long-term obligations, less current portion                                     896,379             1,272,479
  Deferred income taxes                                                            79,100                81,250
                                                                         -----------------    ------------------

       Total long-term liabilities                                                975,479             1,353,729
                                                                         -----------------    ------------------

       Total liabilities                                                        2,722,552             2,756,651
                                                                         -----------------    ------------------

Stockholders' equity:
  7%cumulative  convertible  preferred stock,
    $3 par value;  authorized  330,000 shares,
    132,412 shares issued and outstanding (aggregate
    liquidation preference of $794,472 in 1996)                                   397,236
  Common stock, $.01 par value; 10,000,000
    shares authorized; 1,918,551 and 2,004,695
    shares issued (including 418,551 and 504,695
    shares in treasury)                                                            19,186                20,047
  Additional paid-in capital                                                      115,637
  Retained earnings                                                                94,546               246,904
                                                                         -----------------    ------------------

                                                                                  626,605               266,951

  Less: treasury stock, at cost                                                 (141,569)             (170,703)
                                                                         -----------------    ------------------

       Total stockholders' equity                                                 485,036                96,248
                                                                         -----------------    ------------------

       Total liabilities and stockholders' equity                    $          3,207,588             2,852,899
                                                                         =================    ==================

                     The accompanying notes are an integral
                       part of these financial statements.

                              NACO INDUSTRIES, INC.
                              STATEMENTS OF INCOME
                      For The Year Ended November 30, 1996
                   And The Nine Months Ended November 30, 1995

                                                                  (Consolidated)
                                                                    November 30,         November 30,
                                                                        1996                 1995
                                                                  -----------------    -----------------

Sales, net                                                    $          6,283,634            4,175,547

Cost of goods sold                                                       3,703,407            2,716,378
                                                                  -----------------    -----------------

       Gross profit                                                      2,580,227            1,459,169
                                                                  -----------------    -----------------

Operating expenses:
  Selling expenses                                                       1,351,801              863,491
  General and administrative expenses                                    1,150,822              845,197
  Research and development expenses                                         10,709               12,752
                                                                  -----------------    -----------------

       Total operating expenses                                          2,513,332            1,721,440
                                                                  -----------------    -----------------

       Income (loss) from operations                                        66,895            (262,271)
                                                                  -----------------    -----------------

Other income (expense):
  Interest income                                                            1,510                3,464
  Interest expense                                                       (196,947)            (179,210)
  Gain (loss) on sale of assets                                             38,878                3,957
                                                                  -----------------    -----------------

       Total other income (expense)                                      (156,559)            (171,789)
                                                                  -----------------    -----------------

Income (loss) before income taxes                                         (89,664)            (434,060)

Income tax expense (benefit)                                                  (60)             (55,800)
                                                                  -----------------    -----------------

       Net income (loss)                                      $           (89,604)            (378,260)
                                                                  =================    =================

Earnings (loss) per common share:
      Primary                                                 $             (0.06)               (0.25)
      Fully diluted                                                         (0.05)

Weighted average number of common shares
  outstanding (shares issued less shares in
  treasury):
      Primary                                                            1,500,000            1,500,000
      Fully diluted                                                      1,729,107

                 The accompanying notes are an integral part of
                           these financial statements.

                              NACO INDUSTRIES, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                Preferred Stock      Common Stock                         Treasury Stock
                              ------------------  ------------------    Additional    --------------------                Total
                              Number of           Number of              Paid-in      Retained   Number of             Stockholder's
                                Shares    Amount   Shares     Amount     Capital      Earnings    Shares      Amount      Equity
                              ---------   ------  ---------   ------   ------------   --------   ---------   --------  -------------

Balance, February 28, 1995                $       2,060,073  $20,601                  $643,339    (560,073) $(189,432) $   474,508

Treasury stock retired                              (55,378)    (554)                  (18,175)     55,378     18,729            0

Net loss                                                                              (378,260)                           (378,260)
                              ---------  -------  ---------   ------   ------------   --------   ---------   --------  -------------

Balance, November 30, 1995                        2,004,695   20,047            0      246,904    (504,695)  (170,703)      96,248

Initial public offering of
  preferred stock, net of
  issuance costs of $286,399    113,412  340,236                           53,837                                          394,073

Issuance of preferred stock
  in private placement, net of
  issuance costs of $10,200      19,000   57,000                           46,800                                          103,800

Sale of options for common
  stock                                                                    15,000                                           15,000

Dividends - preferred shares
  ($.304 per share)                                                                    (34,481)                            (34,481)

Treasury stock retired                              (86,144)    (861)                  (28,273)     86,144     29,134            0

Net loss                                                                               (89,604)                            (89,604)
                              ---------  -------  ---------   ------   ------------   --------   ---------  ---------  -------------

Consolidated Balance,
    November 30, 1996           132,412 $397,236  1,918,551  $19,186      115,637     $ 94,546    (418,551) $(141,569)   $ 485,036
                              =========  =======  =========   ======   ============   ========   =========  =========  =============


                   The accompanying notes are an integral part
                         of these financial statements.

                              NACO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                      For The Year Ended November 30, 1996
                   And The Nine Months Ended November 30, 1995

                                                                                     (Consolidated)
                                                                                       November 30,        November 30,
                                                                                           1996                1995
                                                                                     -----------------   -----------------
Cash flows from operating activities
  Net income (loss)                                                                $          (89,604)           (378,260)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation                                                                             235,923             181,470
     Amortization                                                                                 986              22,222
     Deferred income taxes                                                                     (2,150)             42,100
     Gain on sale of assets                                                                   (38,878)             (3,957)
   (Increase) decrease in:
     Accounts receivable, net                                                                (170,805)            367,857
     Inventory                                                                                (20,482)            487,625
     Taxes receivable                                                                          71,626            (102,833)
     Other current assets                                                                     (20,747)             (8,532)
   Increase (decrease) in:
     Accounts payable                                                                         400,811            (453,004)
     Accrued expenses                                                                           7,156             (71,975)
                                                                                     -----------------   -----------------

        Net cash provided by operating activities                                             373,836              82,713
                                                                                     -----------------   -----------------

Cash flows from investing activities
  Purchase of property and equipment                                                         (302,991)           (173,573)
  Proceeds on sale of equipment                                                                 3,292              10,153
  Investment in intangible and other assets                                                    (3,818)            (73,180)
                                                                                     -----------------   -----------------

        Net cash used in investing activities                                                (303,517)           (236,600)
                                                                                     -----------------   -----------------

Cash flows from financing activities
  Net borrowings on line of credit                                                             79,756               5,000
  Proceeds from stock issuance                                                                708,621
  Net borrowings on line of credit refinanced by
    proceeds from stock issuance                                                                                  295,000
  Proceeds from related party loans                                                             5,036
  Payments on related party loan                                                               (5,000)             (5,727)
  Proceeds from short-term notes                                                               83,006              26,695
  Payments on short-term note                                                                 (68,022)            (23,255)
  Payments on long-term debt                                                                 (774,410)            (78,389)
  Dividend payments                                                                           (34,481)
                                                                                     -----------------   -----------------

        Net cash provided by (used in) financing activities                                    (5,494)            219,324
                                                                                     -----------------   -----------------

Increase in cash                                                                               64,825              65,437

        Cash, beginning of period                                                             133,481              68,044
                                                                                     -----------------   -----------------

        Cash, end of period                                                        $          198,306             133,481
                                                                                     =================   =================

                   The accompanying notes are an integral part
                         of these financial statements.

                              NACO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                      For The Year Ended November 30, 1996
                   And The Nine Months Ended November 30, 1995

                                                                                     (Consolidated)
                                                                                       November 30,        November 30,
                                                                                           1996                1995
                                                                                     -----------------   -----------------

Supplemental disclosures:

    Income taxes paid, net                                                         $           48,500               4,500
                                                                                     =================   =================

    Interest paid                                                                  $          217,934             177,390
                                                                                     =================   =================

Noncash investing and financing activities:

    Short term debt refinanced after year end:
      Reduction in accounts payable                                                $                              768,629
      Net proceeds from stock issuance used to pay
        accounts payable                                                                                         (315,625)
                                                                                     -----------------   -----------------

        Adjustment to reconcile the change in accounts
          payable to net loss                                                      $                              453,004
                                                                                     =================   =================

    Acquisition of property and equipment:
      Cost of property and equipment                                               $          414,147             257,403
      Debt obligations assumed                                                               (103,816)            (83,830)
      Increase in related party loan                                                           (7,340)
                                                                                     -----------------   -----------------

          Cash paid for property and equipment                                     $          302,991             173,573
                                                                                     =================   =================

    Sale of property and equipment:
      Gain on sale of fixed assets                                                 $           38,878
      Book value of assets disposed                                                            26,239
      Debt assumed by purchasers                                                              (61,825)
                                                                                     -----------------   -----------------

          Proceeds from sale of assets                                             $            3,292
                                                                                     =================   =================

    Borrowings on line of credit:
      Net increase (decrease) in borrowings on line of                             $         (140,674            300,000
        credit
      Net borrowings on line of credit refinanced by
        proceeds from long-term debt                                                          220,430
      Net borrowings on line of credit refinanced by
       proceeds from stock issuance                                                                             (295,000)
                                                                                     -----------------   -----------------

          Net borrowings on line of credit                                         $           79,756              5,000
                                                                                     =================   =================





                   The accompanying notes are an integral part
                         of these financial statements.

                              NACO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                      For The Year Ended November 30, 1996
                   And The Nine Months Ended November 30, 1995

                                                                                     (Consolidated)
                                                                                       November 30,        November 30,
                                                                                           1996                1995
                                                                                     -----------------   -----------------

Supplemental disclosures: (continued)

    Stock transactions:
      Net proceeds from stock issuance                                             $          512,873             610,625
      Prepaid stock issuance costs applied against proceeds                                   195,748
      Accounts payable refinanced with proceeds from
        stock issuance                                                                                           (315,625)
                                                                                     -----------------   -----------------

      Net borrowings on line of credit refinanced by
        proceeds from stock issuance                                               $          708,621             295,000
                                                                                     =================   =================

      Purchase of subsidiary:
        Value of inventory received                                                $            3,308
        Value of equipment purchased                                                          105,701
        Goodwill purchased                                                                     88,718
        Accounts payable assumed                                                              (43,975)
        Accrued expenses assumed                                                              (36,220)
        Note to related party                                                                 (25,139)
        Short term debt assumed                                                               (85,391)
        Long term debt assumed                                                                 (7,002)
                                                                                     -----------------   -----------------

          Cash used to purchase subsidiary                                         $                0
                                                                                     =================   =================





















                   The accompanying notes are an integral part
                         of these financial statements.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies


Nature of Operations

         NACO Industries, Inc. is a manufacturing company which produces and sells polyvinyl chloride (PVC), composite and fiberglass products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors. Manufacturing and distributing facilities are located in Garden City, Kansas; Logan, Utah; Ogden, Utah and Lodi, California.

Basis of Presentation

         The consolidated financial statements include the accounts of NACO Industries, Inc. and its subsidiary NACO Composites, Inc. (the "Company"). All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends November 30th each year.

Concentration of Credit Risk

           The Company sells nationwide to customers in the agribusiness and industrial economic sectors. Most of the Company's accounts receivable, which are unsecured, are with customers in these sectors. Historically, the Company has not experienced significant losses related to receivables for individual customers or groups of customers in any particular industry or geographic area. The Company maintains cash balances with several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Use of Estimates in the Preparation of Financial Statements

         The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Financial Instruments

         Cash and cash equivalents are determined by the Company to be cash and short-term highly liquid investments with maturity dates of three months or less that are readily convertible to cash. The carrying amount approximates fair value for cash and equivalents, accounts receivable, accounts payable, the Company's line of credit and short-term notes payable. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (continued)


Inventory

         Raw material inventory and goods purchased for resale are recorded at the lower of cost (first-in, first-out method) or market. Manufactured finished goods and work in process inventory are recorded at the lower of cost (standard cost method) or market which represents management's estimate of its net realizable value.

Fixed Assets and Depreciation

         Items capitalized as buildings, vehicles and equipment are carried at cost. Maintenance and repairs are charged to expenses as incurred. Costs of major renewals or betterments are capitalized by charges to the appropriate property account and depreciated over the remaining useful life. Depreciation is computed by using the straight-line method for financial reporting purposes and accelerated cost recovery methods for federal income tax purposes. Buildings are depreciated over lives of twenty-five to thirty years. Purchased and constructed equipment is depreciated over lives of three to ten years. The cost of property disposed of and related accumulated depreciation are removed from the accounts at time of disposal, and gain or loss is credited or charged to operations.

Revenue Recognition

         Inventory is shipped to and held by warehouse agents subject to rights of return. Revenue is recognized under these arrangements upon the sale of the inventory.

Income Taxes

         The Company and its subsidiary file consolidated federal and state tax returns. Deferred income taxes are provided for differences between financial statement and income tax reporting. These differences occur primarily from the use of the accelerated cost methods to depreciate fixed assets and from differing inventory capitalization requirements used for income tax purposes.

Earnings Per Share

         Earnings per share amounts are computed based on the weighted average number of shares actually outstanding (shares issued less shares in treasury).

Research and Development

         Research and development costs are expensed when incurred.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies (continued)

Change in Year End

         Effective October 23, 1995, the Company adopted a November 30 fiscal year end. The accompanying financial statements include audited financial statements for the nine month transition period ending November 30, 1995.


Note 2 - Comparative Information

         Unaudited information for the comparable period ending November 30, 1995, is as follows:
                                                                  (Unaudited)

                  Sales, net                                    $     5,412,731
                  Cost of goods sold                                  3,468,103
                                                                      ---------

                  Gross profit                                        1,944,628
                  Operating expenses                                  2,261,918
                                                                      ---------

                  Loss from operations                                 (317,290)
                  Total other income and
                    expense                                            (210,720)
                                                                      ---------

                  Loss before income taxes                             (528,010)
                  Income tax benefit                                    (55,800)
                                                                      ---------

                  Net loss                                      $      (472,210)
                                                                   =============

                  Net loss per common share                     $         (0.31)
                                                                   =============

                  Weighted average number of
                    shares outstanding (shares
                    issued less shares in treasury)                   1,500,000

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered for a fair presentation have been included. The above unaudited information is presented for comparative information only. The results of operations for the nine months ending November 30, 1995, are not necessarily indicative of the operating results for the full fiscal year.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Acquisitions

         On October 11, 1996, the Company formed a wholly owned subsidiary, NACO Composites, Inc., and acquired the assets of Dreager Manufacturing in a business combination accounted for as a purchase. NACO Composites, Inc. is a manufacturer of composite and fiberglass products. The results of operations of NACO Composites, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $197,727 which exceeds the fair value of the net assets acquired by $88,718. The excess, recorded as goodwill, is being amortized using the straight-line method over fifteen years.

         The following summarized pro forma (unaudited) information assumes the acquisition had occurred on December 1, 1995. Dreager Manufacturing began operations July 15, 1994.

                                                        Year Ending           Nine Months Ending
                                                     November 30, 1996         November 30, 1995
                                                    ------------------        -------------------
         Net Sales                                     $  6,724,737                4,526,813
         Net income                                        (124,932)                (432,254)
         Earnings (loss) per common share:
              Primary                                          (.08)                    (.28)
              Fully diluted                                    (.07)


Note 4 - Concentrations of Credit Risk

         At November 30, 1996 and November 30, 1995,  bank balances in excess of
depository   insurance   limits  were   approximately   $306,000   and  $63,000,
respectively.


Note 5 - Inventory

         Inventory consists of the following:

                                                           Nov. 30,               Nov. 30,
                                                             1996                   1995
                                                          ----------             ----------

         Raw materials                                  $   242,388               227,103
         Work in process                                      3,750                 3,100
         Finished goods                                     422,363               414,508
                                                        -----------            ----------

         Total                                          $   668,501               644,711
                                                       ============            ==========

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Intangible and Other Assets

     Intangible and other assets consist of the following:

                                                                               Nov. 30,           Nov. 30,
                                                                                 1996               1995
                                                                              ---------           ---------
Goodwill, net of accumulated amortization of $986                       $       87,732                 -0-
Cash surrender value of  life insurance                                          9,390              4,972
Deferred stock offering costs                                                                     195,748
Deposits                                                                         8,785              9,385
                                                                             ---------          ---------

     Total                                                              $      105,907            210,105
                                                                               =======           ========

         Deferred stock offering costs were charged against the proceeds of the public offering in December 1995.


Note 7 - Revolving Line of Credit and Short-term Notes Payable

         At November 30, 1996, the Company had borrowed $664,326 on its line of credit. The line of credit bears interest at 1.75% over prime and is collateralized by accounts receivable, intangibles, inventory, equipment, real estate and life insurance. The line of credit limit is $1,100,000 and the maturity date is August 31, 1997.

         Short-term notes payable consist of a $85,000 demand note payable to a bank and a $18,815 note payable to an insurance company. If demand is not made, the note payable to the bank is due in monthly installments of $1,796 with interest at 1.5% over prime and is secured by equipment. The note payable to the insurance company bears interest at 6.85%, is due January, 1997, and is secured by life insurance.


Note 8 - Long-Term Obligations

         Long-term obligations consists of:

                                                                               Nov. 30,           Nov. 30,
                                                                                 1996               1995
                                                                              ---------          ----------
Installment notes payable, secured by vehicles
 Payable monthly at 8.50% - 9.75% interest.
 Maturities from July, 1999 to May, 2001.                                  $    52,800            106,619

Notes payable to finance operations and capital
 additions, secured by current and fixed assets
 and life insurance.  Payable at 8.75% to 10.0%
 interest with maturities through February, 2010.                              637,462            483,158

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Long-Term Obligations (continued)

Notes payable for redemption of Company
 stock and non-competition agreement, secured
 by treasury stock.  Payable monthly at 8.25%
 through June, 2002.                                                           229,216            265,861

Capital equipment leases,  secured by
 related equipment.  Payable monthly at
 12.52% - 23.44% interest, with maturities
 through October, 2000.                                                        189,301            147,503

Net proceeds from issuance of Units used to
 refinance short-term obligations                                                    0            610,625
                                                                            ----------         ----------

  Total long-term obligations                                                1,108,779          1,613,766

         Less: current portion                                                (212,400)          (341,287)
                                                                            ----------         ----------

         Long-term portion                                           $         896,379          1,272,479
                                                                            ==========         ==========


         At November 30, 1996 and 1995, the book value of the Company's long-term obligations excluding capital leases and refinanced short-term debt is $919,478 and $855,638, respectively. The fair value using current market rates is approximately $913,000 and $823,000, respectively. The accompanying balance sheet includes short-term and long-term debt of $1,301,788 relating to borrowings from Bank IV, Kansas. During the year the Company received a commitment from a leasing company for financing in the amount of $258,000. As of November 30, 1996, the unused portion of this commitment is $184,900.

         The revolving line of credit loan agreement contains covenants pertaining to compliance with the bank's borrowing base requirements. Under the terms of a long-term note agreement, the Company is required to obtain written prior bank approval before making or guaranteeing loans to others and before issuing or repurchasing Company stock, before paying dividends on capital stock, and before issuing or repurchasing Company stock. The lending institution has waived its restriction on paying dividends on the Company's preferred stock.

         At November 30, 1995, the Company's receivables and inventory were not sufficient to meet the bank's borrowing base requirements and the Company was in breach of the loan agreement. The Company reduced the line of credit with proceeds from the public offering (See Note 10) and has maintained compliance with the bank's borrowing base requirements since that time.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Long-Term Obligations (continued)

         At November 30, 1996, current maturities of long-term obligations (both long-term debt and capital lease obligations) are as follows:

                     Period ending
                     November 30
                          1997                        $     212,400
                          1998                              234,000
                          1999                              221,600
                          2000                              173,800
                          2001                               62,500
                          Thereafter                        204,479
                                                            -------
                          Total                       $   1,108,779
                                                         ==========


         At  November  30,  1996  and  1995,  the  cost  and   amortization  (or
depreciation) of capitalized leased equipment are as follows:

                                                     Nov. 30,           Nov. 30,
                                                       1996               1995
                                                       ----               ----

         Cost                                  $     249,160            166,262
         Current year depreciation                    29,950             23,074
         Accumulated depreciation                     65,166             26,577


         Annual lease payments under leases in effect at November 30, 1996, are as follows:

               Period ending
                November 30
                    1997                                  $      82,500
                    1998                                         78,800
                    1999                                         48,600
                    2000                                         21,300
                    Less amount representing interest           (41,899)
                                                                -------
         Present value of obligations under capital
          leases (interest at 12.52% to 23.44%)           $     189,301
                                                                =======

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Operating Leases

         The Company leases its Logan, Utah and Lodi, California facilities and certain equipment under non-cancelable operating leases. The Company leases its Ogden, Utah facility under a cancelable operating lease. The lease for the Logan facility, Ogden facility and certain equipment are with related parties (See
Note 17). Rental expense under these operating leases for the year ended November 30, 1996, and the nine months ending November 30, 1995, was approximately $171,000 and $126,800, respectively.

         The lease for the Logan facility and certain equipment does not provide for a renewal option, however, since the lease is with a related party renewal is considered likely. Under the terms of the lease for the Ogden facility, the Company has an option for renewal for a period of two years. The Company has an option to purchase the facility for $325,000 if the lessors are unable to obtain financing for any necessary expansion of the improvements on the leased premises.

         Minimum future rental payments on non-cancelable leases as of November 30, 1996, for each of the next 5 years and in the aggregate are:

                Period ending
                November 30
                      1997                                   $      165,552
                      1998                                          165,552
                      1999                                          156,560
                      2000                                            9,300
                      2001
                                                                    -------
                      Total minimum future rentals           $      496,964
                                                                    =======


Note 10 - Preferred Stock, Units and Warrants

Preferred stock:

         In February 1995, the Company amended its Articles of Incorporation to authorize 330,000 shares of Series 1, Class A, 7% Cumulative Convertible
Preferred Stock, $3 par value per share. In the event of liquidation of the Company, the preferred stock will have a liquidation preference to the extent of $6 per share plus accrued and unpaid dividends. The preferred stock is convertible at any time after January 1, 1996, into shares of the Company's common stock at a conversion rate of two shares of common stock from one share

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Preferred Stock Units and Warrants (continued)

of preferred stock. Dividends on the shares of preferred stock are cumulative from the date of first issuance and will be payable semi-annually at the rate of 7% per annum of the stated unit value of $6 per share on February 28 and August 31 of each year. No dividends may be paid to common shareholders until all cumulative dividends and preferred shares have been declared and paid. The preferred stock may be redeemed at any time after January 1, 1996, at $6 per share plus all accrued and unpaid dividends. The preferred stock and common stock are entitled to one vote per share.

Units:

         During fiscal year 1996, the Company completed a public offering of units consisting of one share cumulative convertible preferred stock and 1/2 Warrant to purchase one share of Common Stock. The Company received subscriptions for 116,412 Units. The Company received proceeds of $698,472 and paid commissions to the underwriter in the amount of $69,847. The proceeds were used for marketing expenses, new equipment and working capital. The Company applied $295,000 of the proceeds against the line of credit.

         In connection with the public offering the Company loaned three individuals $6,000 for an aggregate of $18,000 which was used to purchase Units in the Company's public offering. Upon further reflection. the Company elected to rescind these investments and refunded the $18,000 paid for the 3,000 Units. The loans were repaid in full by the borrowers. In addition, the Company loaned $25,000 to an employee who also purchased Units in the Offering. The employee repaid the Company the amount loaned and retained his Units.

         During fiscal year 1996, the Company also initiated an offering of Units exempt from registration under the Securities Act of 1933. The offering consists of 175,000 Units at an offering price of $6.00. Each Unit consists of one share of Series 1, Class A, 7% Cumulative Convertible Preferred Stock and a Warrant to purchase one share of Common Stock at an exercise price of $3.75 per common share. The offering is being made on a "best efforts" basis and will continue until the earlier of sales of a maximum of 175,000 Units or December 31, 1996. Selling commissions equal to 10% of the offering price of the Units will be paid to placement agents participating in the offering. As of November 30, 1996, the Company has sold 19,000 Units and received net proceeds of $102,600. The Company sold an additional 8,000 Units subsequent to year end bringing the total Units sold under this offering to 27,000.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Preferred Stock Units and Warrants (continued)

Warrants:

         At November 30, 1996, the Company had outstanding Warrants to purchase 75,713 shares of the Company's common stock. Each full Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.75 per share at any time after May 31, 1996 and for two years thereafter unless extended by the Company or earlier called for redemption. The Warrants are redeemable by the Company at any time after January 1, 1997. The redemption price for the Warrants is $.10 per Warrant.


Note 11 - Stock Options

         In July 1994, the Company issued non-qualified stock options for 100,000 common shares to its directors with an option price of $3 per share. The options may be exercised after July, 1995, and they expire in ten years. No compensation expense has been charged to operations.

         In August 1996, the Company issued non-qualified options for 150,000 common shares to an individual as a condition of acceptance of nomination to the Board of Directors. The exercise price of the options is $4.00 per share. The options may be exercised after August 1, 1997. The maximum term of the options is six years and they vest over a five year period. Vested options expire after 24 months. No compensation expense has been charged to operations.

         In November 1996, the Company adopted a Stock Incentive Plan, (the "Plan"), whereby certain employees may be granted incentive or non-qualified options to purchase up to 200,000 shares of the common stock of the Company. The exercise price of options granted under the Plan is determined by a committee appointed by the Board. The exercise price of incentive options must not be less than the fair market value of the common share as of the date of grant. The maximum term of the options is six years and they vest over a five year period. The Company's stock incentive plan allows for granting of stock appreciation rights. Upon exercise of a stock appreciation right, the holder may receive shares of common stock and cash equal to the excess of the fair market value of the common stock at the date of exercise over the option price.

         In October, 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." The Company has not elected early adoption of SFAS 123. Subsequent to year end the Company granted 112,000 incentive options to certain employees with an exercise price of $3.00 per share.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Treasury Stock

         On June 30, 1992, the Company purchased 1,197,675 (8,759 before stock split) of its own outstanding shares of common stock from a former officer/shareholder and two minority shareholders at an average price of $.34 ($46.25 before stock split) per share.

         The treasury stock serves as collateral on a note outstanding to a former officer and shareholder (See Note 8). As payments are made on the note, collateral is released and the corresponding treasury stock is retired. The Company retired 86,144 treasury shares in the year ending November 30, 1996, and 55,378 treasury shares in the nine months ending November 30, 1995. Treasury shares outstanding at year end represent the remaining shares pledged as collateral on the note agreement.


Note 13 - Earnings Per Share

         Earnings per common share are computed using the weighted average number of common and common equivalent shares outstanding during the period. The Company's stock options and warrants are considered to be common stock equivalents. The market price has not exceed the option price for the outstanding options and warrants and therefore no dilution has occurred.

         Fully diluted earnings per share are computed based on an increased number of shares that would be outstanding assuming the conversion of the Company's cumulative preferred stock.


Note 14 - Pension Plan

         The Company sponsors a IRC Sec. 401(k) deferred compensation plan that covers all employees with over one year of service. The Company makes matching contributions, at 50% of the employee's deferral up to 2% of gross wages for employees who elect salary deferral. The amount of pension expense was $17,129 for the year ended November 30, 1996, and $11,866 for the nine months ending November 30, 1995.


Note 15 Advertising

         Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the year ending November 30, 1996 and the nine months ending November 30, 1995, was $59,780 and $25,137, respectively.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Income Taxes

         Income tax expense consists of the following:                       Nov. 30,            Nov, 30,
                                                                                1996               1995
                                                                               ------             ------
     Currently payable:
         Federal                                                         $           0                  0
            State                                                                2,090                  0
                                                                            ----------             ------

                                                                                 2,090
         Net operating loss carryback                                                             (97,900)
         Deferred                                                              (20,750)           (60,000)
         Valuation allowance                                                    18,600            102,100
                                                                             ---------            -------

     Income tax expense (benefit)                                        $         (60)           (55,800)
                                                                           ============          =========


         Taxes identified as currently payable are the taxes due on the Company's income tax returns before estimated payments and other credits.

         Deferred income taxes arise mainly because certain items of expense are recognized in different periods for financial reporting and income tax purposes. Although the Company expects to benefit from its deferred tax assets, realization of deferred tax assets is dependent upon the Company generating sufficient future taxable income against which its loss carry forward can be offset.

         The deferred tax asset and deferred tax liability was comprised of the following items at November 30, 1996 and 1995:

                                                                                 Nov. 30,           Nov. 30,
                                                                                   1996               1995
                                                                                  ------             ------
         Deferred tax asset:

           Inventory                                                     $        50,500             45,125
           Net operating loss carryforward                                        45,900             42,000
              Other                                                               24,300             14,975
                                                                                  ------           --------

                                                                                 120,700            102,100
           Valuation allowance                                                  (120,700)          (102,100)
                                                                                --------           --------

           Net deferred tax asset                                        $             0                  0
                                                                               =========           ========

         Deferred tax liability:

           Tax over book depreciation                                    $        79,100             81,250
                                                                                ========            =======

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Income Taxes (continued)

         The Company has available at November 30, 1996, approximately $87,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in the years 2010 and 2011.

         Income tax expense differs from the customary effective United States rate, primarily as a result of the following:

                                                                                 Nov. 30,           Nov. 30,
                                                                                  1996               1995
                                                                                  ----               ----

Computed "expected" tax expense (benefit)                                $       (18,750)          (147,580)

State income tax expense (benefit), net of
 federal income tax benefit                                                       (3,400)           (16,250)

Valuation allowance on deferred tax assets                                        18,600            102,100

Non-deductible items                                                               3,250              1,400

Rate differences and other                                                           240              4,530
                                                                               ---------           --------
         Income tax expense                                              $           (60)           (55,800)
                                                                               ==========          ========


Note 17 - Related-Party Transactions

         The Company leases the Logan, Utah manufacturing and sales facility and certain equipment from P.V.C., Inc., a corporation owned by the Company's majority shareholder. In July 1994, the Company extended its lease with P.V.C., Inc. through December 31, 1999. The lease agreement currently requires rents in the amount of $9,300 per month.

         The Company has guaranteed a second mortgage on the facilities it leases from P.V.C. , Inc. At November 30, 1996, the outstanding mortgage balance is approximately $253,000. The mortgage is secured by the leased property, bears an interest rate of two percent over prime and is payable in monthly installments of $2,629 through 2009.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Related-Party Transactions (continued)

         At November 30, 1996 and 1995, P.V.C., Inc. has loaned the Company $14,242 and $9,206, respectively. The loan is payable on demand. During the year ending November 30, 1996, the Company sold to P.V.C., Inc. equipment for $42,705. The sales price approximated fair value based upon comparisons with similar property. The Company recorded a gain of $37,182.

         The Company leases the Ogden, Utah manufacturing and sales facility from Ronald L. Dreager, an employee and director of NACO Composites, Inc. Monthly rentals are due in the amount of $3,500 and may be increased pursuant to the mutual agreement of both parties. At November 30, 1996, the Company owed Ronald L. Dreager $20,140 in connection with the asset purchase of Dreager Manufacturing.

         During the year ending November 30, 1996, and the nine months ending November 30, 1995, the Company paid sales commissions of $12,865 and $8,096, respectively, to a sales representative who was also serving on the Board of Directors. The sales commissions were computed consistent with other sales representatives of the Company.

         In August 1996, the Company sold non-qualified options to James C. Czirr as a condition of acceptance of nomination to the Board of Directors (See
Note 11). Mr. Czirr is a 50% shareholder in an investor relations consulting firm retained by the Company (See Note 18).

         In September 1994, the Company entered into an employment contract with Verne Bray, President, Chief Executive Officer and majority shareholder. The contract is for a term of five years and provides for a base salary of $224,000 with a cost of living adjustment based on the yearly increase in the consumer price index.


Note 18 - Other Commitments

         In September, 1996, the Company entered into a consulting agreement with an investor relations consulting firm which provides for a retainer of $3,000 per month though August, 2000.


Note 19 - Segment Information

         The Company's operations are classified into two principal industry segments, PVC fittings and valves sold primarily through NACO Industries, Inc. and composite and fiberglass products which will be sold through NACO Composites, Inc. The Company's composite and fiberglass operations were not significant prior to fiscal year 1996. Following is a summary of segment information for fiscal year 1996.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 19 - Segment Information (continued)
                                                                         1996
         Net sales to unaffiliated customers:
                  PVC products                                $       5,942,074
                  Composite and fiberglass products                     341,560

         Income (loss) from operations:
                  PVC products                                          164,446
                  Composite and fiberglass products                     (97,551)

         Other income (expense):
                  PVC products                                         (149,703)
                  Composite and fiberglass products                      (6,856)

         Identifiable assets:
                  PVC products                                        2,372,763
                  Composite and fiberglass products                     120,570

            General corporate assets:                                   200,000

         Depreciation:
                  PVC products                                          223,320
                  Composite and fiberglass products                      12,603

         Capital Expenditures:
                  PVC products                                          399,278
                  Composite and fiberglass products                     113,230


Note 20 - Capital Resources

          The Company has incurred significant costs the past two years to increase production capacity and diversify into a broader mix of product line. These costs combined with increases in raw material prices, costs relating to restructuring management and costs incurred in the acquisition of a new subsidiary have caused the Company to incur operating losses for the past two years. Management believes that as the Company continues to diversify, sales in new and expanded product lines profitability will continue to improve. The Company is also pursuing additional funds in the equity market to improve working capital. It is not possible to predict at this time the success of these efforts.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 1997.

                                               NACO INDUSTRIES INC.



                                               By:/s/ Verne E. Bray
                                                  ----------------------------
                                                      Verne E. Bray, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                       Title                            Date



/s/ Verne E. Bray             President and Director          February 26, 1997
--------------------          (Principal Executive
Verne E. Bray                 Officer)




/s/ Jeffrey J. Kirby          Vice President,                 February 26, 1997
--------------------          Secretary and Director
Jeffrey J. Kirby              (Principal Accounting
                              Officer)


/s/ Thomas Christy            Director                        February 26, 1997
--------------------
Thomas Christy


/s/ Kent A. Webb              Director                        February 26, 1997
--------------------
Kent A. Webb



/s/ Peter Heilmayr            Director                        February 26, 1997
---------------------
Peter Heilmayr



 Supplemental information to be Furnished With Reports Filed Pursuant to Section
               15(d) of the Exchange Act by Non-reporting Issuers.

    No annual report to shareholders or a proxy or information statement has been sent to shareholders of the Company.