Form 10QSB
period 1997-02-28
NACO INDUSTRIES INC
filed 1997-04-14
CIK 931585

SEC File No. 33-85044-d

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended February 28,1997

                 [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of February 28, 1997, the Registrant had 1,500,000 shares of Common Stock and 140,412 shares of Preferred Stock outstanding.

         Transitional Small Business Disclosure Format     Yes     No  X

                         PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
See attached Financial Statements for February 28, 1997.

                              NACO Industries, Inc.

                              FINANCIAL STATEMENTS


                                February 28, 1997

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

 NACO INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)
                                            February 28             November 30
ASSETS                                          1997                   1996
Current assets:
  Cash                                      $   114,780                 198,306
   Accounts receivable, net of allowances
     of $84,781 / $73,570                       711,151                 614,775
  Inventory                                     881,259                 668,501
  Prepaid income taxes                           48,400                  48,600
  Other current assets                           50,861                  72,202
       Total current assets                   1,806,451               1,602,384

Property and equipment:
  Land                                           40,700                  40,700
  Buildings and improvements                    555,822                 526,329
  Equipment and vehicles                      2,075,193               2,033,174
  Equipment construction in progress            177,807                  93,130
       Total property and equipment           2,849,522               2,693,333

  Accumulated depreciation                   (1,254,077)             (1,195,036)
       Net property and equipment             1,595,445               1,498,297

Other assets:
  Intangible and other assets                   115,145                 105,907
       Total other assets                       115,145                 105,907
       Total assets                         $ 3,517,041               3,206,588

                     NACO INDUSTRIES, INC.
                   BALANCE SHEETS (UNAUDITED)
                                            February 28             November 30
LIABILITIES:                                   1997                     1996

Current liabilities:
  Accounts payable                          $   900,746                 544,074
  Accrued expenses                              165,390                 188,076
  Income taxes payable                                0                       0
  Line of credit                                854,326                 664,326
  Current portion of long-term obligations      251,784                 316,215
  Payable to related party                         (737)                 34,382
       Total current liabilities              2,171,509               1,747,073

Long-term liabilities:
   Long-term obligations, less current
     portion                                    905,229                 896,379
  Deferred income taxes                          79,100                  79,100
       Total long-term liabilities              984,329                 975,479
       Total liabilities                      3,155,838               2,722,552

Stockholders' equity:
  Common stock, $.01 par value; 10,000,000
    shares  authorized;  1,918,951 issued
    (including 418,551 shares in treasury)
    in treasury)                                 19,186                  19,186
   Preferred Stock,  7% Cummulative,
     convertible  $3.00 par value Shares
     authorized; 330,000. shares issued
     140,412 and 132,412, respectively.
     (Aggregate liquidation preference
     $842,472 and $794,472, respectively)       421,236                 397,236
  Additional paid-in capital                    139,637                 115,637
  Retained earnings                             (77,287)                 94,546
                                                502,772                 626,605
   Less: treasury stock - at cost, 418,551.    (141,569)               (141,569)
       Total stockholders' equity               361,203                 485,036

       Total liabilities and
         stockholders' equity              $  3,517,041               3,207,588


See Notes to Financial Statements.

                NACO INDUSTRIES, INC.
        STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                            Three months ended
                                                                      February 28          February 29
                                                                         1997                 1996
Cash flows from operating activities
  Net income                                                   $        (171,832)            (195,921)
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation                                                         59,041                42538
     Amortization                                                          1,479
     Deferred income taxes
   (Increase) decrease in:
      Accounts receivable, net                                           (95,376)            (194,959)
     Inventory                                                          (212,758)             (12,199)
     Prepaid income taxes                                                 48,600              120,226
     Taxes Receivable                                                    (48,400)            (105,226)
     Other                                                                21,341               18,218
   Increase (decrease) in:
     Accounts payable                                                    356,671              396,301
     Accrued expenses                                                    (22,686)             (13,398)
     Income taxes payable                                                                           0
        Net cash provided by (used in)
         operating activities                                            (63,920)              55,580

Cash flows from investing activities
  Net change  property and equipment                                    (156,189)             (15,478)
  Investment in intangible and other assets                              (10,717)             194,465
        Net cash provided by (used in) investing activities             (166,906)             178,987

Cash flows from financing activities
  Net change in line of credit                                           190,000                    0
  Payments on related party loan                                         (35,119)              (1,878)
  Payments on long-term debt                                             (74,049)            (672,441)
  Proceeds from short term notes payable
  Proceeds from long-term loans                                           18,468                    0
  Proceeds from issuance of common stock
  Proceeds from issuance of preferred stock                               48,000              394,073
  Purchase of treasury stock                                                   0                    0
        Net cash provided by (used in) financing activities              147,300             (280,246)

Increase (decrease) in cash                                              (83,526)             (45,679)

         Cash, beginning of period                                       198,306              133,481
         Cash, end of period                                    $        114,780               87,802

See Notes to Financial Statements
Supplemental disclosures:
    Income taxes paid                                           $              0                    0
    Interest Paid                                               $         39,667               65,905

            NACO INDUSTRIES, INC.
     STATEMENT OF OPERATIONS  (UNAUDITED)

                                                        Three months ended
                                                            February 28
                                                       1997            1996

Sales, net                                      $    1,531,195       1,142,957

Cost of goods sold                                     959,306         705,158

       Gross profit                                    571,889         437,799

Operating expenses:
  Selling expenses                                     346,173         276,013
  General and administrative expenses                  342,202         302,601
  Other                                                      0               0

       Total operating expenses                        688,375         578,614

       Income (loss) from operations                  (116,486)       (140,815)

Other income (expense):
  Interest income                                          436           1,068
  Interest expense                                     (55,782)        (56,174)

       Total other income (expense)                    (55,346)        (55,106)

Income (loss) before income taxes                     (171,832)       (195,921)

Income tax expense (benefit)                                 0               0

       Net income (loss)                         $    (171,832)       (195,921)

Earning (loss) per common share:
  Primary:
    Earning from net income                      $       (0.11)          (0.13)
    Dividends in arrears                                 (0.02)          (0.01)
    Net Earnings                                 $       (0.13)          (0.14)

  Fully Diluted:
    Earning from net income                      $       (0.10)          (0.12)
    Dividends in arrears                                 (0.02)          (0.01)
    Net Earnings                                 $       (0.12)          (0.13)

Weighted average number of common
 shares outstanding:
    Primary                                          1,500,000       1,500,000
    Fully Diluted                                    1,771,735       1,602,071

See Notes to Financial Statements
                                        7

                              NACO INDUSTRIES, INC.
                    Notes to Financial Statements (Unaudited)
                                February 28, 1997


NOTE A - BASIS OF PRESENTATION


Management has elected to omit substantially all footnotes to these unaudited consolidated quarterly financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1997. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1996.

NOTE B - DIVIDENDS

Dividends on the preferred stock are cumulative at 7%. At February 28, 1997 the cumulative amount of dividends in arrears was $28,183.

NOTE C - EARNINGS PER SHARE

Primary earnings per common share is calculated by dividing adjusted net income by the average shares of common stock of the Company and Common Stock equivalents outstanding during the period. Net income has been adjusted for dividends in arrears as of February 28, 1997. Common stock equivalents represent certain outstanding stock options and warrants. During the period the market price did not exceed the option price for the outstanding options and warrants and therefore no dilution occurred.

The calculation of fully diluted earnings per share of Common Stock assumes the dilutive effect of the Company's Cumulative Preferred Stock.

NOTE D - CONSULTING AGREEMENTS, WARRANTS AND OPTIONS

In September 1996 the Company entered into an agreement with Extol International Corporation ("Extol") to provide investor relations and financial consulting services to the Company. As part of this agreement, Extol has the right to purchase for $100, a warrant to purchase 50,000 shares of the Company's Common Stock at $3.50 per share. This warrant is exercisable for five (5) years from the date of issuance, and will carry "piggyback" registration rights.

NOTE E - COMMON STOCK

Subsequent to quarter end, the Company entered into an offshore securities subscription agreement with Britannia Holdings Ltd. of England and on March 5, 1997, the Company sold 343,750 Units for an aggregate purchase price of $825,000. The sale was made without registration under the Securities Act of 1933 in reliance upon Regulation S. Each Unit consists of one share of Common Stock and forty four hundredth (.44) of a warrant to purchase an additional share of Common Stock at an exercise price of $3.50 per share. The Warrant will expire in three years, subject to extension as described below. The Warrants are currently callable by the Registrant anytime after its Common Stock trades for a bid price of $7.50 or higher for 30 trading days in a row.

The Company also granted Britannia Holdings Ltd. a 12 month option to purchase an additional 343,750 Units in connection with the sale of the above Units. If the Purchaser purchases all of the Units subject to the Option, the Registrant will extend the exercise period of all of the Warrants issued as part of Units (including the Units issued on March 5, 1997) from 3 years to 7 years, and increase the call price on such Warrants from $7.50 to $15.00.

As part of the consideration for the stock agreement, the Company has agreed to credit additional shares of common stock to Britannia Holdings Ltd of England if the Company does not establish a market for NACO Common Stock that trades for at least $6.00 per share for any 10 consecutive days within twenty four months after March 5, 1997.

A finders fee of 10% was paid to James Czirr who is an employee of Extol and is nominated to the board of directors of the Company.

NOTE F - PREFERRED STOCK

On March 7, 1996 the Company initiated an offering of Units exempt from registration under the Securities Act of 1933. The offering consisted of 175,000 Units at an offering price of $6.00. Each Unit consists of one share of Series 1 Class A 7% Cumulative Convertible Preferred Stock and a Warrant to purchase one share of Common Stock at an exercise price of $3.75 per common share. The offering is made on a "best efforts" basis and will continue until the earlier of the sale of a maximum of 175,000 Units, or June 30, 1997. Selling commissions equal to 10% of the offering price of the Units will be paid to placement agents participating in the offering.

Through February 28, 1997, the Company sold 27,000 units and received net proceeds of $145,800. Subsequent to quarter end an additional 25,000 units were sold with net proceeds of $135,000.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

NACO Industries, Inc., (NACO or the Company) is a manufacturing company which produces and sells polyvinyl chloride (PVC) products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 36" in diameter), as well as molded fittings (4" though 10" in diameter). Pipe fittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter). NACO Composites, Inc., a wholly owned subsidiary of NACO produces related and non-related composite products.

RESULTS OF OPERATIONS

The Company's fiscal year ends on November 30, therefore the two quarters presented here are referred to herein as 1Q97 and 1Q96, respectively.

NEW OPERATION

The Company, on October 11, 1996, formed a wholly owned subsidiary, NACO Composites, Inc. and acquired the assets of Dreager Manufacturing in a business combination accounted for as a purchase. The existing fiberglass operations of the Company were combined into the new subsidiary and moved to a new facility in Ogden, Utah. The creation of NACO Composites, Inc. gives the Company the capability to produce other related composite products and increased manufacturing capacity for exiting products. The contribution of composite products to the results of operations has improved over last year and is anticipated by management to have a positive impact on future operating results.

GENERAL DISCUSSION OF QUARTERS OPERATING RESULTS.

During the three months ended February 28, 1997,(1Q97), the Company sustained an operating loss before tax of $(171,832) compared to an operating loss before tax of $(195,921) for 1Q96. The quarter of December to February is typically the slowest quarter of the year due to the seasonality of the agricultural market and the cold temperatures.

SALES

Net sales increased by 34% to $1,531,195 for 1Q97 compared to net sales of $1,142,957 in 1Q96 due mainly to increased volume. Plastics sales in 1Q97 increased $227,081 or 21% compared to 1Q96. The increased volume was due partly to the addition of large diameter fittings from 27" to 36" to the Company's product line. Composite products sales in 1Q97 increased $161,157 or 401% over 1Q96 primarily as a result of the acquisition of the assets of Dreager Manufacturing and the Company's new facilities for NACO Composites Inc. Composite sales increased to 14.0% of total revenues in 1Q97 compared to 4.7% in 1Q96.

GROSS MARGIN

Gross margin as a percent of sales for 1Q97 was 37.3% compared to 38.3% for 1Q96. The decrease in gross margin is mainly due to the higher percentage of sales from the composites product lines. Gross margin on composites was only 5.7% for 1Q97 primarily as a result of start-up costs and increased overhead expenses associated with the new facilities which were acquired to provide the Company with sufficient manufacturing facilities for the planned growth in this segment of its business. Gross margin on plastics sales for 1Q97 was 42.5% compared to 40.7% for 1Q96. The increase is mainly due to increased volume during the quarter. The Company believes that gross margin will improve as sales of composites increase in the future. Gross margin, however, could be adversely affected by lower than anticipated growth, increased overhead expenses, increased competition, and lower than anticipated sales prices.



SELLING

Selling expenses were $346,173 or 22.6% of net sales for 1Q97 compared to $276,013 or 24.1% for 1Q96. The main reason for the decrease as a percentage of net sales is increased sales. Salaries increased $25,218 mainly due to the addition of a salesman for composite products, and the addition of a salesman in plastics in January of 1Q96. Freight expense increased $26,199 mainly due to increased sales volume.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $342,202 or 22.4% of net sales for 1Q97 compared to $302,601 or 26.4% of net sales for 1Q96. The main reason for the decrease as a percentage of net sales is increased sales. Salaries increased $6,340 or 4.8% from 1Q96 to 1Q97 mainly due to annual pay increases given in September 1996. Employee benefits were up 81% or $8,570 from 1Q96 to 1Q97 mainly due to several management personnel having completed a year of employment during 1996 making them eligible for certain benefits.

INTEREST EXPENSE

Interest expense for 1Q97 was $55,782 or 3.6% of net sales compared to $56,174 or 4.9% of net sales for 1Q96. Interest expense decrease as a percentage of revenues mainly due to increased sales volume.

FACTORS AFFECTING FUTURE RESULTS

         The Company's operating results are subject to certain inherent risks that could adversely affect the Company's operating results and its ability to operate profitably. If cash generated by operations, or available from current debt and equity financing sources is not sufficient to meet the Company's working capital and operational requirements, this will likely have a material adverse effect on the Company's operating results. In addition, the Company's operating results also could be adversely affected by increased competition in the markets, competitors offering products at prices below the Company's prices, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, changes in economic conditions in its markets, unanticipated expenses or events and other factors discussed in this report.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity have been cash from operations, credit facilities and equity financing. Cash used in operating activities was $63,920 in 1Q97 primarily because the first quarter typically has less sales as a result of the seasonality of the Company's business. Cash as of 1Q97 was $121,848, down $76,458 from the end of the Company's previous fiscal year.


During 1Q97, the Company sold an additional 5,000 units of preferred stock and warrants for net proceeds of $30,000. Subsequent to the end of 1Q97 (i) an additional 25,000 units of preferred stock and warrants were sold for net proceeds of $135,000 and (ii) 343,750 units consisting of common stock and warrants were sold for net proceeds of $742,500. The additional capital from these equity financings is being used to finance continued growth and to reduce debt. The Company at quarter end was current in all of its financial obligations to lending institutions, but was not current in it financial obligations to its trade vendors. Subsequent to quarter end, with the additional working capital from the above sale of stock, the Company is current in all of its financial obligations to vendors and lending institutions. The Company still has $445,674 available under its line of credit. In addition, the Company continues to address cash flows by controlling inventory levels, increasing the sales effort, and reducing expenses.

The Company believes that its capital resources on hand at February 28, 1997, together with anticipated revenues from sales, its lending arrangements and equity financings will be sufficient to satisfy its working capital requirements for the remainder of the fiscal year. However, if the Company's operating results are lower than currently anticipated, the Company may require additional debt or equity financing in order to fund its working capital requirements. In addition, the Company may require additional financing to finance the growth of the Company. If such financing is required, there can be no assurance that the Company will be able to obtain financing on terms favorable to the Company, if at all.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended February 28, 1997, the Company sold the following units of preferred stock and warrants (the "Units") pursuant to a private offering of Units being made to accredited investors in reliance upon Regulation D as described in Footnote F to the financial statements contained herein:

         1. 5,000 Units on December 16, 1996 at a purchase price of $30,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits
                  27.1     Financial Data Schedule

         b)       Reports for Form 8-K
                  None

                                   SIGNATURES

In accordance with to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACO Industries, Inc.
Registrant





By    /s/ Verne E. Bray                                           April 11, 1997
   -----------------------------------                            --------------
         Verne E. Bray                                            Date
         President



By   /s/ Jeffrey J. Kirby                                         April 11, 1997
   -----------------------------------                            --------------
         Jeffrey J. Kirby                                         Date
         Principal Financial Officer