Form 10KSB/A
period 1996-11-30
NACO INDUSTRIES INC
filed 1997-05-09
CIK 931585

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

|X| AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                              NACO INDUSTRIES, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Utah                      33-85044-D                48-0836971
---------------------------    ---------------------   -------------------------
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

         Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on Which
         Title of Each Class                           Registered
-----------------------------------      ---------------------------------------

                None                                      None


         Securities registered pursuant to Section 12(g) of the Act:   None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


         The issuer's revenues for its most current fiscal year were $6,283,634.

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

         As of February 20, 1997, the Registrant had 1,500,000 shares of Common Stock outstanding, and 135,412 shares of Preferred Stock outstanding.

         Traditional Small Business Disclosure Format:  YES |_|  NO |X|

--------------------------------------------------------------------------------

         Item 6, Item 7 and Item 12 of the Registrant's Annual Report on Form 10-KSB are hereby amended to read in their entirety as follows:


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

         Net loss (after tax) for the fourth quarter of fiscal 1996 was approximately $161,000 compared to a net loss (after tax) of approximately
$323,000 for the fourth quarter of fiscal 1995. The Company's net loss for the fourth quarter of the fiscal year ended November 30, 1996 increased by $102,910 over the third quarter primarily as a result of the seasonality of the business as disussed above. Generally, the first and fourth quarters of the Company's fiscal year are the lowest in sales volume because of the winter months. Fourth quarter operating results were also adversely affected by a Company wide pay increase of approximately 5% effective September 1, 1996, which resulted in an increase in compensation expense of approximately $26,000 during the quarter.

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

         Other. Other expenses/revenues were 2.5% of net sales for Y96 compared to 4.1% for Y95. Interest expense went from 4.3% of net sales in Y95 to 3.1% in Y96 mainly because of sales volume. The effective interest rates (interest expense divided by the average debt balance for the period) for Y96 and Y95 were 11.0% and 11.13% respectively.

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

Exhibits

         An Amended Financial Data Schedule is filed herewith as Exhibit 27.

JONES, WRIGHT, SWENSON & SIMKINS LLP
Certified Public Accountants
Logan, Utah
--------------------------------------------------------------------------------





                          INDEPENDENT AUDITOR'S REPORT


February 20, 1997


The Board of Directors and Stockholders
NACO Industries, Inc.
Logan, UT


         We have audited the accompanying consolidated balance sheet of NACO Industries, Inc. as of November 30, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. We have also audited the balance sheet as of November 30, 1995, and the related statements of income, stockholder's equity and cash flows for the nine months they ended. These financial statements are the responsibility of the management of NACO Industries, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                            JONES, WRIGHT, SWENSON & SIMKINS LLP
                                            Certified Public Accountants
                                            Logan, Utah

                              NACO INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                                       (Consolidated)
                                                                        November 30,         November 30,
              ASSETS                                                        1996                 1995
              ------
                                                                      -----------------    ------------------

Current assets:
  Cash                                                              $          198,306               133,481
  Accounts receivable, net of
allowances
    of $73,570 and $47,257                                                     615,775               444,970
  Inventory                                                                    668,501               644,711
  Taxes receivable                                                              48,600               120,226
  Other current assets                                                          72,202                51,455
                                                                      -----------------    ------------------

       Total current assets                                                  1,603,384             1,394,843
                                                                      -----------------    ------------------

Property and equipment:
  Land                                                                          40,700                40,700
  Buildings and improvements                                                   526,329               508,978
  Equipment and vehicles                                                     2,033,174             1,692,388
  Equipment construction in                                                     93,130                28,438
progress
                                                                      -----------------    ------------------

       Total property and equipment                                          2,693,333             2,270,504

  Accumulated depreciation                                                  (1,195,036)           (1,022,553)
                                                                      -----------------    ------------------

       Net property and equipment                                            1,498,297             1,247,951
                                                                      -----------------    ------------------

Other assets:
  Intangible and other assets                                                  105,907               210,105
                                                                      -----------------    ------------------

       Total other assets                                                      105,907               210,105
                                                                      -----------------    ------------------

       Total assets                                                 $        3,207,588             2,852,899
                                                                      =================    ==================





                   The accompanying notes are an integral part
                         of these financial statements.

                              NACO INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                                         (Consolidated)
                                                                           November 30,         November 30,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           1996                 1995
------------------------------------
                                                                         -----------------    ------------------

Current liabilities:
  Accounts payable                                                   $            544,074                99,289
  Accrued expenses                                                                188,076               144,700
  Line of credit                                                                  664,326               805,000
  Payable to related parties                                                       34,382                 9,206
  Notes payable                                                                   103,815                 3,440
  Current portion of long-term obligations                                        212,400               341,287
                                                                         -----------------    ------------------

       Total current liabilities                                                1,747,073             1,402,922
                                                                         -----------------    ------------------

Long-term liabilities:
  Long-term obligations, less current portion                                     896,379             1,272,479
  Deferred income taxes                                                            79,100                81,250
                                                                         -----------------    ------------------

       Total long-term liabilities                                                975,479             1,353,729
                                                                         -----------------    ------------------

       Total liabilities                                                        2,722,552             2,756,651
                                                                         -----------------    ------------------

Stockholders' equity:
  7%cumulative  convertible  preferred stock,
    $3 par value;  authorized  330,000 shares,
    132,412 shares issued and outstanding (aggregate
    liquidation preference of $794,472 in 1996)                                   397,236
  Common stock, $.01 par value; 10,000,000
    shares authorized; 1,918,551 and 2,004,695
    shares issued (including 418,551 and 504,695
    shares in treasury)                                                            19,186                20,047
  Additional paid-in capital                                                      152,819
  Retained earnings                                                                57,364               246,904
                                                                         -----------------    ------------------

                                                                                  626,605               266,951

  Less: treasury stock, at cost                                                  (141,569)             (170,703)
                                                                         -----------------    ------------------

       Total stockholders' equity                                                 485,036                96,248
                                                                         -----------------    ------------------

       Total liabilities and stockholders' equity                    $          3,207,588             2,852,899
                                                                         =================    ==================

                     The accompanying notes are an integral
                       part of these financial statements.

                              NACO INDUSTRIES, INC.
                              STATEMENTS OF INCOME
                      For The Year Ended November 30, 1996
                   And The Nine Months Ended November 30, 1995

                                                                  (Consolidated)
                                                                    November 30,         November 30,
                                                                        1996                 1995
                                                                  -----------------    -----------------

Sales, net                                                    $          6,283,634            4,175,547

Cost of goods sold                                                       3,703,407            2,716,378
                                                                  -----------------    -----------------

       Gross profit                                                      2,580,227            1,459,169
                                                                  -----------------    -----------------

Operating expenses:
  Selling expenses                                                       1,351,801              863,491
  General and administrative expenses                                    1,150,822              845,197
  Research and development expenses                                         10,709               12,752
                                                                  -----------------    -----------------

       Total operating expenses                                          2,513,332            1,721,440
                                                                  -----------------    -----------------

       Income (loss) from operations                                        66,895             (262,271)
                                                                  -----------------    -----------------

Other income (expense):
  Interest income                                                            1,510                3,464
  Interest expense                                                        (196,947)            (179,210)
  Gain (loss) on sale of assets                                              1,696                3,957
                                                                  -----------------    -----------------

       Total other income (expense)                                       (193,741)            (171,789)
                                                                  -----------------    -----------------

Income (loss) before income taxes                                         (126,846)            (434,060)

Income tax expense (benefit)                                                   (60)             (55,800)
                                                                  -----------------    -----------------

       Net income (loss)                                                  (126,786)            (378,260)

Adjustment for preferred dividends                                         (34,481)
                                                                  -----------------    -----------------
Adjusted net loss to Common Stockholders                      $           (161,267)            (378,260)
                                                                  =================    =================
Earnings (loss) per common share:
      Primary                                                 $              (0.11)               (0.25)
      Fully diluted                                                          (0.11)

Weighted average number of common shares
  outstanding (shares issued less shares in
treasury):                                                               1,500,000            1,500,000


                 The accompanying notes are an integral part of
                           these financial statements.

                              NACO INDUSTRIES, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                Preferred Stock      Common Stock       Additional                  Treasury Stock        Total
                              ------------------  ------------------                             --------------------
                              Number of           Number of              Paid-in      Retained   Number of             Stockholder's
                                Shares    Amount   Shares     Amount     Capital      Earnings    Shares      Amount      Equity
                              ---------   ------  ---------   ------   ------------   --------   ---------   --------  -------------

Balance, February 28, 1995                $       2,060,073  $20,601                  $643,339    (560,073) $(189,432) $   474,508

Treasury stock retired                              (55,378)    (554)                  (18,175)     55,378     18,729            0

Net loss                                                                               (378,260)                           (378,260)
                              ---------  -------  ---------   ------   ------------   --------   ---------   --------  -------------

Balance, November 30, 1995                        2,004,695   20,047            0      246,904    (504,695)  (170,703)      96,248

Initial public offering of
  preferred stock, net of
  issuance costs of $286,399    113,412  340,236                           53,837                                          394,073

Issuance of preferred stock
  in private placement, net of
  issuance costs of $10,200      19,000   57,000                           46,800                                          103,800

Sale of options for common
  stock                                                                    15,000                                           15,000

Contributed Capital - equipment
  sold to related party                                                    37,182

Dividends - preferred shares
  ($.304 per share)                                                                    (34,481)                            (34,481)

Treasury stock retired                              (86,144)    (861)                  (28,273)     86,144     29,134            0

Net loss                                                                              (126,786)                            (89,604)
                              ---------  -------  ---------   ------   ------------   --------   ---------  ---------  -------------

Consolidated Balance,
    November 30, 1996           132,412 $397,236  1,918,551  $19,186      152,819     $ 57,364    (418,551) $(141,569)   $ 485,036
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

                              NACO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                      For The Year Ended November 30, 1996
                   And The Nine Months Ended November 30, 1995

                                                                                     (Consolidated)
                                                                                       November 30,        November 30,
                                                                                           1996                1995
                                                                                     -----------------   -----------------
Cash flows from operating activities
  Net income (loss)                                                                $         (126,786)           (378,260)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation                                                                             235,923             181,470
     Amortization                                                                                 986              22,222
     Deferred income taxes                                                                     (2,150)              42,100
     Gain on sale of assets                                                                    (1,696)             (3,957)
   (Increase) decrease in:
     Accounts receivable, net                                                                (170,805)             367,857
     Inventory                                                                                (20,482)             487,625
     Taxes receivable                                                                          71,626           (102,833)
     Other current assets                                                                     (20,747)             (8,532)
   Increase (decrease) in:
     Accounts payable                                                                         400,811           (453,004)
     Accrued expenses                                                                           7,156            (71,975)
                                                                                     -----------------   -----------------

        Net cash provided by operating activities                                             373,836              82,713
                                                                                     -----------------   -----------------

Cash flows from investing activities
  Purchase of property and equipment                                                         (302,991)           (173,573)
  Proceeds on sale of equipment                                                                 3,292              10,153
  Investment in intangible and other assets                                                    (3,818)            (73,180)
                                                                                     -----------------   -----------------

        Net cash used in investing activities                                                (303,517)           (236,600)
                                                                                     -----------------   -----------------

Cash flows from financing activities
  Net borrowings on line of credit                                                             79,756               5,000
  Proceeds from stock issuance                                                                708,621
   Net borrowings on line of credit refinanced by
       proceeds from stock issuance                                                                               295,000
  Proceeds from related party loans                                                             5,036
  Payments on related party loan                                                               (5,000)             (5,727)
  Proceeds from short-term notes                                                               83,006              26,695
  Payments on short-term note                                                                 (68,022)            (23,255)
  Payments on long-term debt                                                                 (774,410)            (78,389)
  Dividend payments                                                                           (34,481)
                                                                                     -----------------   -----------------

        Net cash provided by (used in) financing activities                                    (5,494)             219,324
                                                                                     -----------------   -----------------

Increase in cash                                                                               64,825              65,437

        Cash, beginning of period                                                             133,481              68,044
                                                                                     -----------------   -----------------

        Cash, end of period                                                        $          198,306             133,481
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

                              NACO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                      For The Year Ended November 30, 1996
                   And The Nine Months Ended November 30, 1995

                                                                                     (Consolidated)
                                                                                       November 30,        November 30,
                                                                                           1996                1995
                                                                                     -----------------   -----------------

Supplemental disclosures:

    Income taxes paid, net                                                         $           48,500               4,500
                                                                                     =================   =================

    Interest paid                                                                  $          217,934             177,390
                                                                                     =================   =================

Noncash investing and financing activities:

    Short term debt refinanced after year end:
      Reduction in accounts payable                                                $                              768,629
      Net proceeds from stock issuance used to pay
        accounts payable                                                                                        (315,625)
                                                                                     -----------------   -----------------

        Adjustment to reconcile the change in accounts
          payable to net loss                                                      $                              453,004
                                                                                     =================   =================

    Acquisition of property and equipment:
      Cost of property and equipment                                               $          414,147             257,403
      Debt obligations assumed                                                               (103,816)            (83,830)
      Increase in related party loan                                                           (7,340)
                                                                                     -----------------   -----------------

          Cash paid for property and equipment                                     $          302,991             173,573
                                                                                     =================   =================

    Sale of property and equipment:
      Gain on sale of fixed assets                                                 $            1,696
      Contributed capital - sale of equipment to related party                                 37,182
      Book value of assets disposed                                                            26,239
      Debt assumed by purchasers                                                              (61,825)
                                                                                     -----------------   -----------------

          Proceeds from sale of assets                                             $            3,292
                                                                                     =================   =================

    Borrowings on line of credit:
      Net increase (decrease) in borrowings on line of                             $         (140,674)             300,000
credit
      Net borrowings on line of credit refinanced by
proceeds
        from long-term debt                                                                   220,430
      Net borrowings on line of credit refinanced by
        proceeds from stock issuance                                                                            (295,000)
                                                                                     -----------------   -----------------

          Net borrowings on line of credit                                         $           79,756               5,000
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

                                                        Year Ending           Nine Months Ending
                                                     November 30, 1996         November 30, 1995

         Net Sales                                     $  6,724,737                4,526,813
         Net income (loss)                                 (162,114)                (432,254)
         Net loss available to common
              shareholders                                 (196,595)

         Earnings (loss) per common share:
              Primary                                          (.13)                    (.28)
              Fully diluted                                    (.13)


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

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Long-Term Obligations (continued)

         At November 30, 1996, current maturities of long-term obligations (both long-term debt and capital lease obligations) are as follows:

                     Period ending
                     November 30
                          1997                        $     212,400
                          1998                              234,000
                          1999                              221,600
                          2000                              173,800
                          2001                               62,500
                          Thereafter                        204,479
                                                         ----------
                          Total                       $   1,108,779
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
                                                                    =======


Note 10 - Preferred Stock, Units and Warrants

Preferred stock:

         In February 1995, the Company amended its Articles of Incorporation to authorize 330,000 shares of Series 1, Class A, 7% Cumulative Convertible
Preferred Stock, $3 par value per share. In the event of liquidation of the Company, the preferred stock will have a liquidation preference to the extent of $6 per share plus accrued and unpaid dividends. The preferred stock is convertible at any time after January 1, 1996, into shares of the Company's common stock at a conversion rate of two shares of common stock from one share of preferred stock. Dividends on

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Preferred Stock Units and Warrants (continued)

the shares of preferred stock are cumulative from the date of first issuance and will be payable semi-annually at the rate of 7% per annum of the stated unit value of $6 per share on February 28 and August 31 of each year. No dividends may be paid to common shareholders until all cumulative dividends and preferred shares have been declared and paid. The preferred stock may be redeemed at any time after January 1, 1996, at $6 per share plus all accrued and unpaid dividends. The preferred stock and common stock are entitled to one vote per share.

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


Note 13 - Earnings Per Share

         Earnings per common share are computed using the weighted average number of common and common equivalent shares outstanding during the period. For earnings per share calculation purposes, net income is reduced by cumulative dividends on preferred stock. The Company's stock options and warrants are considered to be common stock equivalents. The market price has not exceed the option price for the outstanding options and warrants and therefore no dilution has occurred. Fully diluted earnings per share are computed based on an increased number of shares that would be outstanding assuming the conversion of the Company's cumulative preferred stock. During a loss period, the assumed conversion of convertible preferred stock has an antidilutive effect. As a result, these shares have not been included in the calculation of fully diluted earnings per share.


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

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Income Taxes

         Income tax expense consists of the following:                       Nov. 30,            Nov, 30,
                                                                                1996               1995
     Currently payable:
         Federal                                                         $           0                  0
            State                                                                2,090                  0
                                                                            ----------             ------

                                                                                 2,090
         Net operating loss carryback                                                             (97,900)
         Deferred                                                              (20,750)           (60,000)
         Valuation allowance                                                    18,600            102,100
                                                                             ---------            -------

     Income tax expense (benefit)                                        $         (60)           (55,800)
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

         Income tax expense differs from the customary effective United States rate, primarily as a result of the following:

                                                                                 Nov. 30,           Nov. 30,
                                                                                  1996               1995
                                                                                  ----               ----

Computed "expected" tax expense (benefit)                                $       (32,700)          (147,580)

State income tax expense (benefit), net of
 federal income tax benefit                                                       (4,500)           (16,250)

Valuation allowance on deferred tax assets                                        18,600            102,100

Non-deductible items                                                               3,250              1,400

Taxable sale of assets to related party                                           14,500

Rate differences and other                                                           790              4,530
                                                                               ---------           --------
         Income tax expense                                              $           (60)           (55,800)
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

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Related-Party Transactions (continued)

         At November 30, 1996 and 1995, P.V.C., Inc. has loaned the Company $14,242 and $9,206, respectively. The loan is payable on demand. During the year ending November 30, 1996, the Company sold to P.V.C., Inc. equipment for $42,705. The sales price approximated fair value based upon comparisons with similar property. The Company recorded a capital contribution by the majority shareholder for $37,182.

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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 on Form 10-KSB\A to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 1997.

                                    NACO INDUSTRIES, INC.



                                    By: /s/ Jeffrey J. Kirby
                                        Vice President