Form 10QSB
period 1997-05-31
NACO INDUSTRIES INC
filed 1997-07-15
CIK 931585

SEC File No. 33-85044-d

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended May 31,1997

                  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
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


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of May 31, 1997, the Registrant had 1,843,750 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.

      Transitional Small Business Disclosure Format Yes     No  X

                         PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
See attached Consolidated Financial Statements for May 31, 1997.

NACO Industries, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS


                                  May 31, 1997

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             NACO INDUSTRIES, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                           May 31     November 30
                                                       -------------  -----------
ASSETS                                                      1997          1996
------                                                 -------------  -----------
Current assets:
  Cash                                               $      305,857      198,306
  Accounts receivable, net of allowances
    of $92,200 / $73,570                                    987,008      615,775
  Inventory                                                 758,407      668,501
  Prepaid income taxes                                       48,400       48,600
  Other current assets                                       61,585       72,202
                                                       -------------  -----------
       Total current assets                               2,161,257    1,603,384
                                                       -------------  -----------

Property and equipment:
  Land                                                       40,700       40,700
  Buildings and improvements                                579,164      526,329
  Equipment and vehicles                                  2,196,936    2,033,174
  Equipment construction in progress                        132,081       93,130
                                                       -------------  -----------
       Total property and equipment                       2,948,881    2,693,333

  Accumulated depreciation                               (1,304,506)  (1,195,036)
                                                       -------------  -----------
       Net property and equipment                         1,644,375    1,498,297
                                                       -------------  -----------

Other assets:
  Intangible and other assets                               107,058      105,907
                                                       -------------  -----------
       Total other assets                                   107,058      105,907
                                                       -------------  -----------
       Total assets                                 $     3,912,690    3,207,588
                                                       =============  ===========

                             NACO INDUSTRIES, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      February 28  November 30
                                                                      -----------  -----------
LIABILITIES:                                                              1997         1996
------------                                                          -----------  -----------

Current liabilities:
  Accounts payable                                                 $      537,285     544,074
  Accrued expenses                                                        154,734     188,076
  Income taxes payable                                                          0           0
  Line of credit                                                          654,326     664,326
  Current portion of long-term obligations                                240,547     316,215
  Payable to related party                                                 (1,254)     34,382
                                                                      -----------  -----------
       Total current liabilities                                        1,585,638   1,747,073

Long-term liabilities:
  Long-term obligations, less current portion                             843,816     896,379
  Deferred income taxes                                                    79,100      79,100
                                                                      -----------  -----------
       Total long-term liabilities                                        922,916     975,479
                                                                      -----------  -----------
       Total liabilities                                                2,508,554   2,722,552

Stockholders' equity:
  Common stock, $.01 par value; 10,000,000
    shares authorized; 2,262,301 issued
    (including 418,551 shares in treasury)                                 22,624      19,186
  Preferred Stock, 7% Cumulative, convertible $3.00 par value
    Shares authorized; 330,000. shares issued 165,412 and 132,412, respectively (Aggregate liquidation preference $992,472 and
    $794,472, respectively)                                               496,236     397,236
  Additional paid-in capital                                              987,881     115,637
  Retained earnings                                                        38,964      94,546
                                                                      -----------  -----------
                                                                        1,545,705     626,605
  Less: treasury stock - at cost                                         (141,569)   (141,569)
                                                                      -----------  -----------
       Total stockholders' equity                                       1,404,136     485,036
                                                                      -----------  -----------

       Total liabilities and
         stockholders' equity                                     $     3,912,690   3,207,588
                                                                      ===========  ===========

See Notes to Consolidated Financial Statements.

                             NACO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                             Three months ended             Six months ended
                                                                   May 31                        May 31
                                                            ---------------------         ---------------------
                                                             1997           1996           1997           1996
                                                            ------         ------         ------         ------

Sales, net                                              $ 2,449,863      2,312,664      3,981,058      3,455,621

Cost of goods sold                                        1,528,285      1,275,865      2,487,591      1,981,023
                                                          ---------      ---------      ---------      ---------

       Gross profit                                         921,578      1,036,799      1,493,467      1,474,598

Operating expenses:
  Selling expenses                                          408,828        339,178        755,001        615,191
  General and administrative expenses                       304,675        248,239        646,877        550,840
  Other                                                           0              0              0              0
                                                          ---------      ---------      ---------      ---------

       Total operating expenses                             713,503        587,417      1,401,878      1,166,031
                                                          ---------      ---------      ---------      ---------

       Income (loss) from operations                        208,075        449,382         91,589        308,567

Other income (expense):
  Interest income                                               283            438            719          1,506
  Interest expense                                          (54,025)       (56,189)      (109,807)      (112,363)
                                                          ---------      ---------      ---------      ---------

       Total other income (expense)                         (53,742)       (55,751)      (109,088)      (110,857)
                                                          ---------      ---------      ---------      ---------

Income (loss) before income taxes                           154,333        393,631        (17,499)       197,710

Income tax expense (benefit)                                    900         69,159            900         69,159
                                                          ---------      ---------      ---------      ---------

       Net income (loss)                                $   153,433        324,472        (18,399)       128,551

Adjustment for preferred dividends                          (17,310)       (12,006)       (45,493)       (22,707)
                                                          ---------      ---------      ---------      ---------

Adjusted net to Common Stockholders                         136,123        312,466        (63,892)       105,844
                                                          ---------      ---------      ---------      ---------

Earnings (loss) per common share:
  Primary:
      Earnings (loss) from net income                          0.09           0.22          (0.01)          0.09
      Dividends in arrears                                    (0.01)         (0.01)         (0.03)         (0.02)
                                                          ---------      ---------      ---------      ---------
  Net Earnings (loss)                                   $      0.08    $      0.21     $    (0.04)   $      0.07
                                                          =========      =========      =========      =========

Fully Diluted:
     Earnings (loss) from net income                    $      0.08           0.19          (0.04)          0.07
                                                          =========      =========      =========      =========

Weighted average number of common shares outstanding:
    Primary                                               1,699,196      1,500,000      1,699,196      1,500,000
                                                          =========      =========      =========      =========
    Fully Diluted                                         1,984,805      1,716,854      1,984,805      1,716,854
                                                          =========      =========      =========      =========

See Notes to Consolidated Financial Statements

                             NACO INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Three months ended
                                                                 May 31       May 31
                                                                 -------------------
                                                                  1997         1996
                                                                 ------       ------
Cash flows from operating activities
  Net income (loss)                                           $ (18,399)     128,551
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                               109,470       107141
     Amortization                                                 1,478            0
     Deferred income taxes                                            0       (8,241)
   (Increase) decrease in:
     Accounts receivable, net                                  (371,234)    (656,916)
     Inventory                                                  (89,906)      81,452
     Prepaid income taxes                                           200            0
     Taxes Receivable                                                 0      120,226
     Other                                                        9,139      (60,636)
   Increase (decrease) in:
     Accounts payable                                            (6,789)     340,294
     Accrued expenses                                           (33,342)     (42,620)
     Income taxes payable                                             0       72,468
                                                              ---------   ----------
        Net cash provided by (used in)
         operating activities                                  (399,383)      81,719
                                                              ---------   ----------

Cash flows from investing activities
  Net change  property and equipment                           (255,548)     (94,319)
  Investment in intangible and other assets                      (1,151)     193,801
                                                              ---------   ----------
        Net cash provided by (used in) investing activities    (256,699)      99,482

Cash flows from financing activities
  Net change in line of credit                                  (10,000)      30,000
  Payments on related party loan                                (35,636)      (2,483)
  Payments on long-term debt                                   (146,699)    (633,907)
  Proceeds from short term notes payable
  Proceeds from long-term loans                                  18,468            0
  Proceeds from issuance of common stock                        742,500            0
  Proceeds from issuance of preferred stock                     195,000      394,073
  Purchase of treasury stock                                          0            0
                                                              ---------   ----------
        Net cash provided by (used in) financing activities     763,633     (212,317)

                                                              ---------   ----------
Increase (decrease) in cash                                     107,551      (31,116)

        Cash, beginning of period                               198,306      133,481
                                                              ---------   ----------

        Cash, end of period                                   $ 305,857      102,365
                                                              =========   ==========

See Notes to Consolidated Financial Statements
Supplemental disclosures:
    Income taxes paid                                         $       0            0
    Interest Paid                                             $  93,599      123,184

                              NACO INDUSTRIES, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                  May 31, 1997


NOTE A - BASIS OF PRESENTATION


Management has elected to omit substantially all footnotes to these unaudited consolidated quarterly financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended May 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1997. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1996.

NOTE B - INVENTORY

Inventory consists of the following:
                              May 31,           Nov. 30,
                               1997                1996
                               ----                ----
      Raw Materials         $ 236,054           242,388
      Work In Process          15,343             3,750
      Finished goods          507,010           422,363
                              -------           -------

           Total            $ 758,407           668,501

NOTE C - DIVIDENDS

Dividends on the preferred stock are cumulative at 7%. At May 31, 1997, the cumulative amount of dividends accrued was $45,493. Of this amount $28,183 was in arrears.

NOTE D - EARNINGS PER SHARE

Primary earnings per common share are calculated by dividing adjusted net income by the average shares of Common Stock of the Company and Common Stock equivalents outstanding during the period. Net income has been adjusted for dividends in arrears as of May 31, 1997. Common Stock equivalents represent certain outstanding stock options and warrants. During the period the market price did not exceed the option price for the outstanding options and warrants and therefore no dilution occurred.

The calculation of fully diluted earnings per share of Common Stock assumes the diluting effect of the Company's Cumulative Preferred Stock.

NOTE E - CONSULTING AGREEMENTS, WARRANTS AND OPTIONS

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

NOTE F - COMMON STOCK

On March 5, 1997, the Company entered into an offshore securities subscription agreement with Britannia Holdings Ltd. of England and on March 5, 1997, the Company sold 343,750 Units for an aggregate purchase price of $825,000. The sale was made without registration under the Securities Act of 1933 in reliance upon Regulation S. Each Unit consists of one share of Common Stock and forty-four one hundredth (.44) of a warrant to purchase an additional share of Common Stock at an exercise price of $3.50 per share. The Warrant will expire in three years, subject to extension as described below. The Warrants are currently callable by the Registrant anytime after its Common Stock trades for a bid price of $7.50 or higher for 30 trading days in a row.

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

As part of the consideration for the stock agreement, the Company has agreed to credit additional shares of common stock to Britannia Holdings Ltd. of England if the Company does not establish a market for NACO Common Stock that trades for at least $6.00 per share for any 10 consecutive days within twenty-four months after March 5, 1997.

A finders fee of 10% was paid to James Czirr who is an employee of Extol and is nominated to the board of directors of the Company.

NOTE G - PREFERRED STOCK

On March 7, 1996, the Company initiated an offering of Units exempt from registration under the Securities Act of 1933. The offering consisted of 175,000 Units at an offering price of $6.00. Each Unit consists of one share of Series 1 Class A 7% Cumulative Convertible Preferred Stock and a Warrant to purchase one share of Common Stock at an exercise price of $3.75 per common share. The offering is made on a "best efforts" basis and will continue until the earlier of the sale of a maximum of 175,000 Units, or June 30, 1997. Selling commissions equal to 10% of the offering price of the Units will be paid to placement agents participating in the offering.

Through May 31, 1997, the Company sold 52,000 units and received net proceeds of $280,800.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

NACO Industries, Inc., (NACO or the Company) is a manufacturing company that produces and sells polyvinyl chloride (PVC) products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 36" in diameter), as well as molded fittings (4" though 10" in diameter). Pipe fittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter). NACO Composites, Inc., a wholly owned subsidiary of NACO produces related and non-related composite products.

RESULTS OF OPERATIONS

The Company's fiscal year ends on November 30. In the following discussion the quarters ended May 31, 1997, and May 31, 1996, are the 2nd quarter of fiscal years ending November 30, 1997, and November 30, 1996, and are referred to herein as 2Q97 and 2Q96, respectively. The six months ended May 31, 1997, and May 31, 1996, are referred to herein as 6M97 and 6M96 respectively.

NEW OPERATION

The Company, on October 11, 1996, formed a wholly owned subsidiary, NACO Composites, Inc., and acquired the assets of Draeger Manufacturing in a business combination accounted for as a purchase. The existing fiberglass operations of the Company were combined into the new subsidiary and moved to a new facility in Ogden, Utah. The creation of NACO Composites, Inc., gives the Company the capability to produce other related composite products and increased manufacturing capacity for existing products. The contribution of composite products to the results of operations has been negative to date, but is anticipated by management to have a positive impact on future operating results.

GENERAL DISCUSSION OF QUARTERS OPERATING RESULTS.

During the 2Q97, the Company had an operating profit before tax of $151,361 compared to an operating profit before tax of $393,631 for 2Q96. The quarter of March to May is typically the best quarter of the year due to the seasonality of the agricultural market. For the six months ended May 31, 1997, (6M97), the

Company sustained an operating loss before tax of $(20,471) compared to an operating profit before tax of $197,710 for 6M96. The decline in profitability between the two periods is primarily a result of low margins on composite products during the 2Q97 and 6M97 and an unusually large sale that occurred in 2Q96 as more fully discussed below.

SALES

Net sales increased by 5.9% to $2,449,863 for 2Q97 compared to net sales of $2,312,664 in 2Q96 due mainly to increased volume. Plastic sales in 2Q97 decreased $76,299 or 3.4% compared to 2Q96. The decreased volume was due mainly to a large one time sale in 2Q96 of $492,000 that was not repeated in 2Q97. If that sale is disregarded in the comparison, the plastic sales for 2Q97 increased $415,701 or 24% over 2Q96. This increased volume was due partly to the addition of large diameter fittings from 27" to 36" to the Company's product line. Composite products sales in 2Q97 increased $216,498 or 136% over 2Q96 primarily as a result of the acquisition of the assets of Draeger Manufacturing and the Company's new facilities for NACO Composites Inc. Composite sales increased to 13.0% of total revenues in 2Q97 compared to 3.9% in 2Q96. Net sales increased $525,437 or 15.2% to $3,981,058 for 6M97 compared to net sales of $3,455,621 for
6M96 due mainly to the addition of large diameter fittings to the product line and to increases in composite sales as explained above.

GROSS MARGIN

Gross margin as a percentage of sales for 2Q97 was 37.6% compared to 44.8% for 2Q96. Gross margin as a percentage of sales for 6M97 was 37.5% compared to 42.7% for 6M97. The decrease in gross margin is mainly due to the higher percentage of sales from the composite product lines. Gross margin on composites was $(57,068) for 2Q97 and $(44,757) for 6M97 primarily as a result of startup costs, increased manufacturing overhead expenses associated with the new facilities and a large contract that was acquired as part of the acquisition of Draeger Manufacturing that was bid at a price below the Company's actual costs to produce the products. The new facilities were acquired to provide the Company with sufficient manufacturing facilities for the planned growth in this segment of its business. The contract acquired in connection with the acquisition was completed in 2Q97 and bidding procedures with checks and balances have been updated to improve operations which management believes will improve margins on composite products in future quarters. The gross margin on plastic sales for 2Q97 was 45.6% compared to 46.1% for 2Q96. The Company believes that gross margin as a percentage of sales will improve as sales of composites increase in the future. Gross margin, however, could be adversely affected by lower than anticipated growth, increased overhead expenses, increased competition, and lower than anticipated sales prices.

SELLING

Selling expenses were $408,828 or 16.7% of net sales for 2Q97 compared to $339,178 or 14.7% for 2Q96. Salaries increased $27,418 mainly due to the addition of a salesman for composite products, and an approximate 5% increase in salaries in September of 1996. Freight expense increased $31,329 mainly due to the large order mentioned above on which the buyer paid the freight. The increase in sales in 2Q97 was a more normal mix on which a portion of the freight is typically paid by the Company. Selling expenses were $755,001 or 19.0% of net sales for 6M97 compared to $615,191 or 17.8% for 6M96. For the six months ended 5/31/97 salaries increased $52,636 mainly for the same reasons as discussed above. Freight expense increased $57,528 due mainly to increased sales and the mix of sales as explained above.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $304,675 or 12.4% of net sales for 2Q97 compared to $248,239 or 10.7% of net sales for 2Q96. Salaries increased $19,255 or 15.8% from 2Q96 to 2Q97 mainly due to annual pay increases given in September 1996 and to the addition of one accounting clerk in 2Q97. Outside labor increased $11,809 from $9,330 to $21,139 due mainly to environmental concerns, SEC filings and sales of stock. Employee benefits were up 76% or $8,134 from 2Q96 to 2Q97 mainly due to several management personnel having completed a year of employment during 1996 making them eligible for benefits. Insurance expenses were up 60% or $5,982 mainly due to the addition of the Composite facility. General and administrative expenses were $646,877 or 16.2% of net sales for 6M97 compared to $550,840 or 15.9% for 6M96. Salaries increased $25,595 from 6M96 to 6M97 mainly due to annual pay increases given in September 1996 and to the addition of one accounting clerk in 2Q97. Outside labor and employee benefits also increased as explained above.

INTEREST EXPENSE

Interest expense for 2Q97 was $54,025 or 2.2% of net sales compared to $56,189 or 2.4% of net sales for 2Q96. Interest expense for 6M97 was $109,807 or 2.7% of net sales compared to $112,363 or 3.2% of sales for 6M96. Interest expense decreased as a percentage of revenues mainly due to increased sales volume. The effective interest rate (interest expense divided by the average debt balance for the period) for 6M97 and 6M96 were 11.84% and 12.12% respectively.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity have been cash from operations, credit facilities and equity financing. Cash used in operating activities was $402,355 in 6M97 primarily because the second quarter typically has more sales as a result of the seasonality of the Company's business. This causes more resources to be in inventory, up $89,906, and accounts receivable, up $371,234.


Cash as of the end of 2Q97 was $305,857, up $107,551 from the end of the Company's previous fiscal year.

On March 5, 1997, the Company entered into an offshore securities subscription agreement with Britannia Holdings Ltd. of England and on March 5, 1997, the Company sold 343,750 Units for net proceeds of $742,500. Also during 2Q97, the Company sold an additional 25,000 units of preferred stock and warrants for net proceeds of $147,000. The additional capital from this equity financing is being used to finance continued growth and to reduce debt. The Company at quarter end was current in all of its financial obligations to lending institutions and to its trade vendors. The Company still has $445,674 available under its line of credit. In addition, the Company continues to address cash flows by controlling inventory levels, increasing the sales effort, and reducing expenses.

The Company believes that its capital resources on hand at May 31, 1997, together with anticipated revenues from sales, its lending arrangements and equity financing will be sufficient to satisfy its working capital requirements for the remainder of the fiscal year. However, if the Company's operating results are lower than currently anticipated, the Company may require additional debt or equity financing in order to fund its working capital requirements. In addition, the Company may require additional financing to finance the growth of the Company. If such financing is required, there can be no assurance that the Company will be able to obtain financing on terms favorable to the Company, if at all.

FORWARD LOOKING STATEMENTS


Information contained in this Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to risk and uncertainties that include, but are not limited to, those identified in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. Actual results may vary materially from expectations.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

      During the quarter ended May 31, 1997, the Company sold the following units of preferred stock and warrants (the "Units") pursuant to a private offering of Units being made to accredited investors in reliance upon Regulation D as described in Footnote F to the financial statements contained herein:

      1.    5,000 Units on March 7, 1997 at a purchase price of $30,000; and

      2.    20,000 Units on March 7, 1997 at a purchase price of $120,000.

A 10% commission was paid on the 5,000 unit sale.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits
            27.1  Financial Data Schedule

      b) Reports for Form 8-K. A current report dated March 5, 1997 was filed reporting the sale of 343,750 units pursuant to Regulation S.

                                   SIGNATURES

The unaudited interim consolidated financial statements furnished by management reflect all adjustments that are, in the position of management, necessary for a fair presentation of financial position and results of operation.

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACO Industries, Inc.
Registrant





By    /s/ Verne E. Bray                         July 3, 1997
      --- ----- -- ----                         ---- -- ----
      Verne E. Bray                             Date
      President



By   /s/ Jeffrey J. Kirby                       July 3, 1997
     --- ------- -- -----                       ---- -- ----
      Jeffrey J. Kirby                          Date
      Principal Financial Officer