Form 10QSB/A
period 1997-02-28
NACO INDUSTRIES INC
filed 1997-08-13
CIK 931585

SEC File No. 33-85044-d

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB\A

     [X] AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended February 28, 1997

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 33-85044-d

                              NACO Industries, Inc.
                              ---------------------
             (Exact Name of Registrant as specified in its charter)

                       Utah                            48-0836971
                       ----                            ----------
             (State of Incorporation)             (Federal I.R.S. No.)

                     395 West 1400 North, Logan, Utah 84341
                     --------------------------------------
          (Address of principal executive offices)    (Zip Code)

                   Registrant's Telephone Number 801-753-8020
                                                 ------------

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

The Registrant's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1997 is hereby amended to amend Item 1 - Financial Statements to read in their entirety as set forth below.

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



                              NACO Industries, Inc.

                              FINANCIAL STATEMENTS


                                February 28, 1997

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             NACO INDUSTRIES, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   February 28      November 30
                                                  -------------    -------------
ASSETS                                                 1997            1996
------                                            -------------    -------------
Current assets:
  Cash                                             $   114,780          198,306
  Accounts receivable, net of allowances
    of $84,781 / $73,570                               711,151          615,775
  Inventory                                            881,259          668,501
  Prepaid income taxes                                  48,400           48,600
  Other current assets                                  50,861           72,202
                                                  -------------    -------------
       Total current assets                          1,806,451        1,603,384
                                                  -------------    -------------
Property and equipment:
  Land                                                  40,700           40,700
  Buildings and improvements                           555,822          526,329
  Equipment and vehicles                             2,075,193        2,033,174
  Equipment construction in progress                   177,807           93,130
                                                  -------------    -------------
       Total property and equipment                  2,849,522        2,693,333

  Accumulated depreciation                          (1,254,077)      (1,195,036)
                                                  -------------    -------------
       Net property and equipment                    1,595,445        1,498,297
                                                  -------------    -------------
Other assets:
  Intangible and other assets                          115,145          105,907
                                                  -------------    -------------
       Total other assets                              115,145          105,907
                                                  -------------    -------------
       Total assets                                $ 3,517,041        3,207,588
                                                  =============    =============

                             NACO INDUSTRIES, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   February 28    November 30
                                                                  -------------  -------------
LIABILITIES:                                                           1997           1996
------------                                                      -------------  -------------
Current liabilities:
  Accounts payable                                                 $   900,746        544,074
  Accrued expenses                                                     165,390        188,076
  Income taxes payable                                                       0              0
  Line of credit                                                       854,326        664,326
  Current portion of long-term obligations                             251,784        316,215
  Payable to related party                                                (737)        34,382
                                                                  -------------  -------------
       Total current liabilities                                     2,171,509      1,747,073

Long-term liabilities:
  Long-term obligations, less current portion                          905,229        896,379
  Deferred income taxes                                                 79,100         79,100
                                                                  -------------  -------------
       Total long-term liabilities                                     984,329        975,479
                                                                  -------------  -------------
       Total liabilities                                             3,155,838      2,722,552

Stockholders' equity:
  Common stock, $.01 par value; 10,000,000
    shares authorized; 1,918,951 issued
    (including 418,551 shares in treasury)                              19,186         19,186
  Preferred Stock,  7% Cummulative, convertible  $3.00 par value
    Shares authorized; 330,000. shares issued 140,412 and
    132,412, respectively
    (Aggregate liquidation preference $842,472 and
    $794,472, respectively)                                            421,236        397,236
  Additional paid-in capital                                           176,819        115,637
  Retained earnings                                                   (114,469)        94,546
                                                                  -------------  -------------
                                                                       502,772        626,605
  Less: treasury stock - at cost                                      (141,569)      (141,569)
                                                                  -------------  -------------
       Total stockholders' equity                                      361,203        485,036
                                                                  -------------  -------------
       Total liabilities and
         stockholders' equity                                      $ 3,517,041      3,207,588
                                                                  =============  =============

See Notes to Consolidated Financial Statements.

                             NACO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                             Three months ended
                                                                 February 28
                                                        ---------------------------
                                                             1997           1996
                                                        ------------    -----------
Sales, net                                              $ 1,531,195      1,142,957

Cost of goods sold                                          959,306        705,158
                                                        ------------    -----------
       Gross profit                                         571,889        437,799

Operating expenses:
  Selling expenses                                          346,173        276,013
  General and administrative expenses                       342,202        302,601
  Other                                                           0              0
                                                        ------------    -----------
       Total operating expenses                             688,375        578,614
                                                        ------------    -----------
       Income (loss) from operations                       (116,486)      (140,815)

Other income (expense):
  Interest income                                               436          1,068
  Interest expense                                          (55,782)       (56,174)
                                                        ------------    -----------
       Total other income (expense)                         (55,346)       (55,106)
                                                        ------------    -----------
Income (loss) before income taxes                          (171,832)      (195,921)

Income tax expense (benefit)                                      0              0
                                                        ------------    -----------
       Net income (loss)                                $  (171,832)      (195,921)

Adjustment for preferred dividends in arrears               (28,183)       (10,701)
                                                        ------------    -----------
Adjusted net loss to Common Stockholders                   (200,015)      (206,622)
                                                        ------------    -----------
Earnings (loss) per common share:
  Primary:
      Earnings (loss) from net income                         (0.11)         (0.13)
      Dividends in arrears                                    (0.02)         (0.01)
                                                        ------------    -----------
  Net Earnings (loss)                                   $    ($0.13)        ($0.14)
                                                        ============    ===========
Fully Diluted:
     Earnings (loss) from net income                    $     (0.13)         (0.14)
                                                        ============    ===========
Weighted average number of common shares outstanding:
    Primary                                               1,500,000      1,500,000
                                                        ============    ===========

See Notes to Consolidated Financial Statements

                             NACO INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Three months ended
                                                             February 28   February 29
                                                            ------------- -------------
                                                                 1997         1996
                                                            ------------- -------------
Cash flows from operating activities
  Net income (loss)                                           $(171,832)    (195,921)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                59,041        42538
     Amortization                                                 1,479
     Deferred income taxes
   (Increase) decrease in:
     Accounts receivable, net                                   (95,376)    (194,959)
     Inventory                                                 (212,758)     (12,199)
     Prepaid income taxes                                         48600      120,226
     Taxes Receivable                                           (48,400)    (105,226)
     Other                                                       21,341       18,218
   Increase (decrease) in:
     Accounts payable                                           356,671      396,301
     Accrued expenses                                           (22,686)     (13,398)
     Income taxes payable                                                          0
                                                            ------------- -------------
        Net cash provided by (used in)
         operating activities                                   (63,920)      55,580
                                                            ------------- -------------
Cash flows from investing activities
  Net change  property and equipment                           (156,189)     (15,478)
  Investment in intangible and other assets                     (10,717)     194,465
                                                            ------------- -------------
        Net cash provided by (used in) investing activities    (166,906)     178,987

Cash flows from financing activities
  Net change in line of credit                                  190,000            0
  Payments on related party loan                                (35,119)      (1,878)
  Payments on long-term debt                                    (74,049)    (672,441)
  Proceeds from short term notes payable
  Proceeds from long-term loans                                  18,468            0
  Proceeds from issuance of common stock
  Proceeds from issuance of preferred stock                      48,000      394,073
  Purchase of treasury stock
                                                            ------------- -------------
        Net cash provided by (used in) financing activities     147,300     (280,246)
                                                            ------------- -------------
Increase (decrease) in cash                                     (83,526)     (45,679)

        Cash, beginning of period                               198,306      133,481
                                                            ------------- -------------
        Cash, end of period                                   $ 114,780       87,802
                                                            ============= =============
See Notes to Consolidated Financial Statements
Supplemental disclosures:
    Income taxes paid                                         $       0            0
    Interest Paid                                             $  39,667       65,905

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

Exhibits

An Amended Financial Data Schedule is filed herewith as Exhibit 27

                                   SIGNATURES


     In accordance with Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 on Form 10-KSB\A to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.

                                       NACO INDUSTRIES, INC.



                                       By: /s/ Jeffrey J. Kirby
                                           -----------------------------
                                           Vice President