Form 10QSB
period 1997-08-31
NACO INDUSTRIES INC
filed 1997-10-15
CIK 931585

SEC File No. 33-85044-d

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 31,1997

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of August 31, 1997, the Registrant had 1,843,750 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.

         Transitional Small Business Disclosure Format        Yes     No  X

                  PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
See attached Consolidated Financial Statements for August 31, 1997.

                              NACO Industries, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS


                                 August 31, 1997

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NACO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                      Aug. 31                        November 30
                                                 ------------------               ------------------
ASSETS                                                 1997                             1996
------                                           ------------------               ------------------
Current assets:
  Cash                                         $          153,010                           198,306
  Accounts receivable, net of allowances
    of $45,102 / $72,075                                  801,145                           615,775
  Inventory                                               688,391                           668,501
  Prepaid income taxes                                      9,300                            48,600
  Other current assets                                    141,438                            72,202
                                                 ------------------               ------------------
       Total current assets                             1,793,284                         1,603,384
                                                 ------------------               ------------------

Property and equipment:
  Land                                                     40,700                            40,700
  Buildings and improvements                              591,343                           526,329
  Equipment and vehicles                                2,341,362                         2,033,174
  Equipment construction in progress                      140,363                            93,130
                                                 ------------------               ------------------
       Total property and equipment                     3,113,768                         2,693,333

  Accumulated depreciation                             (1,378,923)                       (1,195,036)
                                                 ------------------               ------------------
       Net property and equipment                       1,734,845                         1,498,297
                                                 ------------------               ------------------

Other assets:
  Intangible and other assets                             107,055                           105,907
                                                 ------------------               ------------------
       Total other assets                                 107,055                           105,907
                                                 ------------------               ------------------
       Total assets                            $        3,635,184                         3,207,588
                                                 ==================               ==================





NACO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                Aug. 31                November 30
                                                           ------------------       ------------------
LIABILITIES:                                                     1997                     1996
------------
                                                           ------------------       ------------------

Current liabilities:
  Accounts payable                                       $          324,831                   544,074
  Accrued expenses                                                  158,430                   188,076
  Line of credit                                                    824,326                   664,326
  Current portion of long-term obligations                          279,083                   316,215
  Payable to related party                                          (14,321)                   34,382
                                                           ------------------       ------------------
       Total current liabilities                                  1,572,349                 1,747,073

Long-term liabilities:
  Long-term obligations, less current portion                       783,734                   896,379
  Deferred income taxes                                              79,100                    79,100
                                                           ------------------       ------------------
       Total long-term liabilities                                  862,834                   975,479
                                                           ------------------       ------------------
       Total liabilities                                          2,435,183                 2,722,552

Stockholders' equity:
  Common stock, $.01 par value; 10,000,000
    shares authorized; 2,262,301 issued
    (including 418,551 shares in treasury)                           22,624                    19,186
  Preferred Stock, 7% Cumulative, convertible
    $3.00 par value Shares authorized; 330,000.
    shares issued 165,412 and 132,412,
    respectively  (including 1,667 shares in
    treasury) (Aggregate liquidation preference
    $992,472 andspectively)                                         496,236                   397,236
  Additional paid-in capital                                        990,853                   152,819
  Retained earnings                                                (158,143)                   57,364
                                                           ------------------       ------------------
                                                                  1,351,570                   626,605
  Less: treasury stock - at cost                                   (151,569)                 (141,569)
                                                           ------------------       ------------------
       Total stockholders' equity                                 1,200,001                   485,036
                                                           ------------------       ------------------

       Total liabilities and
         stockholders' equity                            $        3,635,184                 3,207,588
                                                           ==================       ==================


See Notes to Consolidated Financial Statements.


NACO INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
                                                        Three months ended                      Nine months ended
                                                           August 31                              August 31
                                               ----------------------------------     ----------------------------------
                                                   1997                1996                1997               1996
                                               --------------      --------------     ---------------     --------------

Sales, net                                   $     1,815,298           1,488,340           5,796,356          4,943,961

Cost of goods sold                                 1,236,670             866,258           3,724,261          2,847,281
                                               --------------      --------------     ---------------     --------------

       Gross profit                                  578,628             622,082           2,072,095          2,096,680

Operating expenses:
  Selling expenses                                   362,606             400,947           1,117,607          1,016,138
  General and administrative expenses                340,091             276,178             986,968            827,018
                                               --------------      --------------     ---------------     --------------

       Total operating expenses                      702,697             677,125           2,104,575          1,843,156
                                               --------------      --------------     ---------------     --------------

       Income (loss) from operations                (124,069)            (55,043)            (32,480)           253,524

Other income (expense):
  Interest income                                        603                 491               1,322              1,997
  Interest expense                                   (46,705)            (45,229)           (156,512)          (157,592)
                                               --------------      --------------     ---------------     --------------

       Total other income (expense)                  (46,102)            (44,738)           (155,190)          (155,595)
                                               --------------      --------------     ---------------     --------------

Income (loss) before income taxes                   (170,171)            (99,781)           (187,670)            97,929

Income tax expense (benefit)                            (900)            (42,159)                  0             27,000
                                               --------------      --------------     ---------------     --------------

       Net income (loss)                     $      (169,271)            (57,622)           (187,670)            70,929

Adjustment for preferred dividends                   (17,335)            (12,006)            (34,468)           (34,478)
                                               --------------      --------------     ---------------     --------------

Adjusted net to Common Stockholders                 (186,606)            (69,628)           (222,138)            36,451
                                               --------------      --------------     ---------------     --------------

Earnings (loss) per common share:
  Primary:
      Earnings (loss) from net income                  (0.10)              (0.04)              (0.11)              0.05
      Dividends in arrears                             (0.01)              (0.01)              (0.02)             (0.02)
                                               ==============      ==============     ===============     ==============
  Net Earnings (loss)                        $        ($0.11)             ($0.05)             ($0.13)             $0.02
                                               ==============      ==============     ===============     ==============

Fully Diluted:
     Earnings (loss) from net income         $         (0.11)              (0.05)              (0.13)              0.04
                                               ==============      ==============     ===============     ==============

Weighted average number of common
  shares outstanding:
    Primary                                        1,722,057           1,500,000           1,722,057          1,500,000
                                               ==============      ==============     ===============     ==============
    Fully Diluted                                  2,033,723           1,752,824           2,033,723          1,752,824
                                               ==============      ==============     ===============     ==============


See Notes to Consolidated Financial Statements


NACO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                            Nine months ended
                                                                     August 31              August 31
                                                                 -----------------------------------------
                                                                        1997                   1996
                                                                 -------------------     -----------------
Cash flows from operating activities
  Net income (loss)                                            $           (187,670)               70,929
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                           183,887               161,441
     Amortization                                                             1,479                     0
     Deferred income taxes                                                        0               (23,690)
   (Increase) decrease in:
     Accounts receivable, net                                              (185,370)              (54,911)
     Inventory                                                              (19,890)               48,399
     Taxes Receivable                                                        39,300               120,226
     Other                                                                  (70,715)              (87,186)
   Increase (decrease) in:
     Accounts payable                                                      (219,243)              266,121
     Accrued expenses                                                       (29,646)              (38,596)
     Income taxes payable                                                         0                   200
                                                                 -------------------     -----------------
        Net cash provided by (used in)
         operating activities                                              (487,868)              462,933
                                                                 -------------------     -----------------

Cash flows from investing activities
  Net change  property and equipment                                       (420,435)             (177,687)
  Investment in intangible and other assets                                  (1,148)              191,930
                                                                 -------------------     -----------------
        Net cash provided by (used in) investing activities                (421,583)               14,243

Cash flows from financing activities
  Net change in line of credit                                              160,000              (120,244)
  Payments on related party loan                                            (48,703)               (4,557)
  Payments on long-term debt                                               (214,301)             (815,452)
  Payment of Preferred Stock Dividends                                      (27,837)                    0
  Proceeds from long-term loans                                              64,524               113,725
  Proceeds from issuance of common stock                                    742,500                     0
  Proceeds from issuance of preferred stock                                 197,972               464,273
  Purchase of treasury stock                                                (10,000)                    0
                                                                 -------------------     -----------------
        Net cash provided by (used in) financing activities                 864,155              (362,255)

                                                                 -------------------     -----------------
Increase (decrease) in cash                                                 (45,296)              114,921

        Cash, beginning of period                                           198,306               133,481
                                                                 -------------------     -----------------

        Cash, end of period                                    $            153,010               248,402
                                                                 ===================     =================

See Notes to Consolidated Financial Statements
Supplemental disclosures:
    Income taxes paid                                          $                  0                     0
    Interest Paid                                              $            148,153               162,252

                                        7

                              NACO INDUSTRIES, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                 August 31, 1997


NOTE A - BASIS OF PRESENTATION


Management has elected to omit substantially all footnotes to these unaudited consolidated quarterly financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended August 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1997. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1996.

NOTE B - INVENTORY

Inventory consists of the following:
                           Aug. 31,         Nov. 30,
                             1997            1996
                           --------         -------
         Raw Materials     $270,906         242,388
         Work In Process      9,549           3,750
         Finished goods     407,936         422,363
                           --------         -------
                  Total    $688,391         668,501

NOTE C - DIVIDENDS

Dividends on the preferred stock are cumulative at 7%. At Aug. 31, 1997, the cumulative amount of dividends accrued was $34,468. Of this amount $34,468 was in arrears.

NOTE D - EARNINGS PER SHARE

Primary earnings per common share are calculated by dividing adjusted net income by the average shares of Common Stock of the Company and Common Stock equivalents outstanding during the period. Net income has been adjusted for dividends in arrears as of Aug. 31, 1997. Common Stock equivalents represent certain outstanding stock options and warrants. During the period the market price did not exceed the option price for the outstanding options and warrants and therefore no dilution occurred.

The calculation of fully diluted earnings per share of Common Stock assumes the diluting effect of the Company's Cumulative Preferred Stock.

NOTE E - CONSULTING AGREEMENTS, WARRANTS AND OPTIONS

In September 1996 the Company entered into an agreement with Extol International Corporation ("Extol") to provide investor relations and financial consulting services to the Company. As part of this agreement, Extol has the right to purchase for $100, a warrant to purchase 50,000 shares of the Company's Common Stock at $3.50 per share. This warrant is exercisable for five (5) years from the date of issuance, and will carry "piggyback" registration rights. Extol has agreed to take common stock in lieu of cash payments for services. These services have been accrued for, but shares have not been issued at the period end.

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

A finders fee of 10% was paid to James Czirr who is an employee of Extol and is a member of the board of directors of the Company.

NOTE G - PREFERRED STOCK

On March 7, 1996, the Company initiated an offering of Units exempt from registration under the Securities Act of 1933. The offering consisted of 175,000 Units at an offering price of $6.00 per Unit. Each Unit consists of one share of Series 1 Class A 7% Cumulative Convertible Preferred Stock a Warrant to purchase one share of Common Stock at an exercise price of $3.75 per common share. The offering was made on a "best efforts" basis and continued until June 30, 1997. Selling commissions equal to 10% of the offering price of the Units was paid to placement agents participating in the offering.

Through June 30, 1997, the Company sold 52,000 units and received net proceeds of $280,800.

During the quarter the Company purchased 1,667 shares of preferred stock from a former employee that has been recorded as treasury stock.

NOTE H - New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", and SFAS No. 129 "Disclosure of Information about Capital Structure". Both statements are effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock or potential common stock. Early adoption of SFAS No. 128 is not permitted. SFAS No. 129 requires an entity to explain the permanent rights and privileges of outstanding securities. The Company believes that adoption of these statements will not have a material affect on its earnings per share disclosures.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income. The Statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will require reporting unrealized gains and losses on future investments in debt and equity securities in comprehensive income.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting segment profit or loss certain specific revenue and expense items and segment assets. It also requires reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts reported in the financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company=s reportable operating segments are not expected to change as a result of the adoption of SFAS No. 131.

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

RESULTS OF OPERATIONS

The Company's fiscal year ends on November 30. In the following discussion the quarters ended August 31, 1997, and August 31, 1996, are the 3rd quarter of fiscal years ending November 30, 1997, and November 30, 1996, and are referred to herein as 3Q97 and 3Q96, respectively. The nine months ended August 31, 1997, and August 31, 1996, are referred to herein as 9M97 and 9M96 respectively.

GENERAL DISCUSSION OF QUARTERS OPERATING RESULTS.

During the 3Q97, the Company had an operating loss before tax of $(162,307) compared to operating loss before tax of $(99,781) for 3Q96. The quarter of June to August is typically a slow quarter during the year due to the seasonality of the agricultural market. The first and third quarters of the Company's fiscal year are typically the slowest quarters for the Company, and the fourth quarter can be slow depending on weather conditions. For the nine months ended August 31, 1997, (9M97), the Company sustained an operating loss before tax of $(179,806) compared to an operating profit before tax of $70,929 for 9M96. The decline in profitability between the two periods is primarily a result of continuing low margins on composite products during the 3Q97 and 9M97. Also during 3Q97, a larger percentage of total sales were in the sewer product line which has an overall lower margin than the rest of the plastic product lines.

SALES

Net sales increased by 21.9% to $1,815,298 for 3Q97 compared to net sales of $1,488,340 in 3Q96 due mainly to increased volume. Plastic sales in 3Q97 increased $86,041 or 6.0% compared to 3Q96. The increased volume was due mainly to increased sales in the sewer product line during 3Q96. An increased effort to market the sewer product line has been made to level out production during the seasonally off months of other product lines. Also the increased volume was due partly to the addition of large diameter fittings from 27" to 36" to the Company's product line. Composite products sales in 3Q97 increased $240,916 or 363% over 3Q96 primarily as a result of the acquisition of the assets of Draeger Manufacturing and the Company's new facilities for NACO Composites Inc. Composite sales increased to 16.9% of total revenues in 3Q97 compared to 4.5% in 3Q96. Net sales increased $852,395 or 17.2% to $5,796,356 for 9M97 compared to net sales of $4,943,961 for 9M96 due mainly to the addition of large diameter fittings to the product line and to increased composite sales as explained above.

GROSS MARGIN

Gross margin as a percentage of sales for 3Q97 was 31.9% compared to 41.8% for 3Q96. Gross margin as a percentage of sales for 9M97 was 35.8% compared to 42.4% for 9M97. The decrease in gross margin is mainly due to the higher percentage of sales from the composite product lines. Gross margin on composites was 16.8% or $51,754 for 3Q97 and .8% or $6,963 for 9M97 primarily as a result of startup costs, increased manufacturing overhead expenses associated with the new facilities, and a large contract that was acquired as part of the acquisition of Draeger Manufacturing that was bid at a price below the Company's actual costs to produce the products. The new facilities were acquired to provide the Company with sufficient manufacturing facilities for the planned growth in this segment of its business. The contract acquired in connection with the acquisition was completed in 2Q97 and bidding procedures with checks and balances have been updated to improve operations which management believes has and will continue to improve margins on composite products in future quarters. Gross margins on composite products have improved from 5.7% and (18.8%) in the first and second quarter, respectively, to 16.8% for 3Q97. There can be no assurance, however, that gross margins will continue to improve. The gross margin on plastic sales for 3Q97 was 34.9% compared to 43.4% for 3Q96. The decrease in part is due to the increase in sales of product within the sewer product line which inherently has a lower gross margin than most of the other product lines. The company also experienced lower margins on these sales because of costs incurred to gear up for higher volumes of sewer line products. The Company believes that gross margin as a percentage of sales will improve as sales of composites increase in the future and as production moves up the learning curve on the sewer product line. There can be no assurance, however, that gross margins will improve or that they will return to levels previously obtained by the Company in the past. Gross margins could be adversely affected by lower than anticipated growth, increased overhead expenses, increased competition, a decline in sales, lower than anticipated sales prices, and higher than anticipated costs of labor and materials.

SELLING

Selling expenses were $362,606 or 20.0% of net sales for 3Q97 compared to $400,947 or 26.9% for 3Q96. Salaries increased $8,151 mainly due to the addition of a salesman for composite products, and an approximate 5% increase in salaries in September of 1996. Commissions increased $16,703 mainly due to increased sales. Advertising expense decreased $28,511 mainly to catalogs being printed and distributed in 3Q96 and no similar expense in 3Q97. Warranty expense decreased $10,874 due mainly to improvements in products with high warranty expense. Selling expenses were $1,117,607 or 19.3% of net sales for 9M97 compared to $1,016,138 or 20.6% for 9M96. For 9M97 salaries increased $61,726 mainly for the same reasons as above. Freight expense increased $48,696 due mainly to increased sales and the mix of sales on which a portion of the freight is typically paid by the Company. Commission increased $26,868 mainly due to increased sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $330,091 or 18.2% of net sales for 3Q97 compared to $276,178 or 18.6% of net sales for 3Q96. Salaries increased $13,783 or 11.2% from 3Q96 to 3Q97 mainly due to annual pay increases given in September 1996 and to the addition of one accounting clerk in 2Q97. Outside labor increased $9,421 from $32,333 to $41,754 due mainly to NSF qualifying costs, SEC filings and sales of stock. Employee benefits were up 43.8% or $4,564 from 3Q96 to 3Q97 mainly due to several management personnel having completed a year of employment during 1996 making them eligible for benefits. Insurance expenses were up $12,395 mainly due to the addition of the composite facility. General and administrative expenses were $976,968 or 16.9% of net sales for 9M97 compared to $827,018 or 16.7% for 9M96. Salaries increased $51,189 from 9M96 to 9M97 mainly due to annual pay increases given in September 1996 and to the addition of one accounting clerk in 2Q97. Outside labor, employee benefits and insurance also increased as explained above.

INTEREST EXPENSE

Interest expense for 3Q97 was $48,841 or 2.7% of net sales compared to $45,229 or 3.0% of net sales for 3Q96. Interest expense for 9M97 was $158,648 or 2.7% of net sales compared to $157,592 or 3.2% of sales for 9M96. Interest expense decreased as a percentage of revenues mainly due to increased sales volume. The effective interest rate (interest expense divided by the average debt balance for the period) for 9M97 and 9M96 were 11.45% and 11.79% respectively.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity have been cash from operations, credit facilities and equity financing. Cash used in operating activities was $497,868 in 9M97. Accounts receivable were up $196,734 due to increased sales and some delay in payment by customers in connection with the Company's initial sale of sewer line products. Accounts payable are down $229,243 mainly because payables are mostly current at the present time and were extended at year end Nov. 30, 1996 due to cash flow shortages.

Cash as of the end of 3Q97 was $153,010, down $45,296 from the end of the Company's previous fiscal year.

The Company at quarter end was current in all of its financial obligations to lending institutions and near current to its trade vendors. Subsequent to the quarter end the Company's bank line of credit was renewed by the Company's bank for $1.1 million dollars. The Company has available $275,000 on the line. In addition, the Company continues to address cash flows by controlling inventory levels, increasing the sales effort, and reducing expenses.

The Company believes that its capital resources on hand at August 31, 1997, together with anticipated revenues from sales and its current lending arrangements will be sufficient to satisfy its working capital requirements for the remainder of the fiscal year. However, the Company may require additional debt or equity financing in the first part of its next fiscal year to meet its working capital requirements during the first quarter when its sales are typically low because of the seasonality of the business and to fund the growth of its business. In addition the Company may require such additional financing if the Company's operating results are lower than currently anticipated. The Company is currently reviewing various options for obtaining additional debt or equity financing. There can be no assurance, however, that the Company will be able to obtain any required financing on terms favorable to the Company, if at all.

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

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders (the "Annual Meeting") on August 27, 1997. The following items of business were considered at the Annual Meeting:

                  A.  Election of Directors
                                                        Shares
                      Name                             Voted For
                      ----                             ---------

                      Verne Bray                       1,468,829
                      James C. Czirr                   1,468,829
                      Dr. Peter Heilmary               1,468,829
                      Jeffrey J. Kirby                 1,468,829
                      Kenneth Nordlund                 1,468,829

                  B.  Proposal to Adopt the NACO Industries Stock Incentive Plan

                  A proposal to approve the Company's Stock Incentive Plan was presented at the annual meeting and such proposal was approved by the shareholders of the Company. The number of shares voted for the proposal was 1,468,829. There were no votes cast against the proposal or any abstentions.


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

NACO Industries, Inc.
Registrant





By    /s/ Verne E. Bray                                       October 8, 1997
      --- ----- -- ----                                       ------- -- ----
      Verne E. Bray                                           Date
      President



By   /s/ Jeffrey J. Kirby                                    October 8, 1997
     --- ------- -- -----                                    ------- -- ----
     Jeffrey J. Kirby                                        Date
     Principal Financial Officer