Form 10KSB
period 1997-11-30
NACO INDUSTRIES INC
filed 1998-03-02
CIK 931585

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________



                              NACO INDUSTRIES, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Utah                       33-85044-D                 48-0836971
---------------------------   -------------------------   ----------------------
(State or other jurisdiction    (Commission File No.)          (IRS Employer
    of incorporation)                                       Identification No.)

                               395 West 1400 North
                                Logan, Utah 84341
 ------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (435) 753-8020


         Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on Which
         Title of Each Class                            Registered
------------------------------------       -------------------------------------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenues for its most current fiscal year were $7,579,631.

         The aggregate market value of the Units held by non-affiliates based upon the average of the bid and ask prices of the Units in over-the-counter market on February 20, 1998 was $1,820,269.

         As of February 20, 1998, the Registrant had 1,849,083 shares of Common Stock outstanding, and 163,745 shares of Preferred Stock outstanding.

         No documents are incorporated herein by reference.

         Transitional Small Business Disclosure Format:  YES |_|  NO |X|

--------------------------------------------------------------------------------

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

                                     PART I.


Item 1.  Business.
         ---------

Organizational History.

         NACO Industries, Inc. ("NACO" or the "Company") was organized under the laws of Kansas, and began operations in Garden City, Kansas in 1976. In 1980, the Company opened a new sales and warehouse division in Logan, Utah, operating as NACO West. In 1984 NACO acquired 100% of the Valor Division of NACO Industries, Inc., a California corporation (NACO California). In 1985, VC Inc. was formed as a Wyoming holding company and acquired the stock of NACO Industries, Inc. as well as assets of Kansas Partnership, a Kansas partnership which owned the real estate and building used by the Company in Garden City, Kansas.

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

         On October 11, 1996, the Company, formed a wholly owned subsidiary, NACO Composites, Inc., and acquired the assets of Dreager Manufacturing in a business combination accounted for as a purchase. The existing fiberglass operations of the Company were combined with this operation and moved to a new facility in Ogden, Utah.

Current Business.

         NACO is a manufacturing company which produces and sells polyvinyl chloride (PVC) products and fiberglass and composite products. Now headquartered in Logan, Utah the Company has branch manufacturing facilities in Garden City, Kansas, Lodi, California, and Ogden, Utah, and various warehouses located throughout the United States. See "ITEM 2 - Properties".

         NACO's  primary  line of  products  consists of PVC pipe  fittings  and valves, which are sold throughout the United States through wholesale distributors to the irrigation, industrial, construction and utility industries and accounted for 86% of the Company's revenues in fiscal 1997. The Company manufactures molded fittings (4" through 10" in diameter), fabricated fittings (4" through 36" in diameter), and PVC valves (4" through 12" in diameter). Molded fittings are manufactured by forcing liquified PVC resin into a mold. Fabricated fittings are manufactured by reshaping, cutting and welding PVC pipe. In addition to manufacturing its own products, NACO works with other organizations as a manufacturing subcontractor and original equipment manufacturer. See "BUSINESS -Products".

         On October 11, 1996 the Company purchased the assets of Dreager Manufacturing Inc., and combined its existing fiberglass operations with those in the new facility in Ogden, Utah. This facility is capable of producing various products including molds, tooling, fiberglass and urethane products. The composite products produced in Ogden are a thermo chemical reaction composite made through the reaction of mixing resin and a catalyst which combines to form a liquid product mixture which can be reinforced with fiberglass fibers. This new segment was organized as Naco Composites Inc., a fully owned subsidiary of Naco Industries Inc. It is consolidated with Naco Industries Inc. for financial reporting and taxes.

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

         The Company engages subcontractors which make certain parts for valves and injected fittings including foundries, injection molders, machine shops, metal stampers, metal platers, rubber vulcanizers and others. The Company generally owns the patterns and tooling that subcontractors use. As a result, the tooling and patterns can be relocated if a subcontractor fails to provide quality parts at competitive prices. None of the custom molders or subcontractors are affiliates of the Company. They are generally paid on a per item or per pound basis net 30 days. It is believed that there are numerous custom molders and other subcontractors available, with the decision on which to be used being dictated by cost, service and quality. Generally, quantities are ordered for a six to eight month period in order to provide quantity discounts and provide sufficient lead time.

Products

         PVC Products. NACO offers its customers a line of PVC fittings and valves. The Company manufactures and sells molded fittings (4" through 10" in diameter), as well as fabricated fittings (4" through 36" in diameter). Pipe fittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12 " in diameter). Major valve product lines include low pressure butterfly valves and air relief valves.

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

         Composite Products. The Company manufactures and distributes various composite products for the transportation, amusement, recreation and architectural industry. These products include trailer tops, decorative building parts, after market auto parts and amusement ride materials. The Company also produces tooling and molds for other companies in various industries.

Manufacturing

         PVC Products. The Company presently manufactures and sells both fabricated and injection molded PVC fittings. The valves manufactured by the Company are designed for low pressure uses. Low pressure uses include applications where fluid pressures are below 50 pounds per square inch.

         Fabricated fittings are made by cutting PVC pipe into specified lengths and shapes and heating these into a pliable condition where they are formed and assembled to make the desired product. Fittings can be connected by either solvent weld or gasket. A gasketed fitting has a pocket for a rubber gasket. The gasket pocket is formed on a gasket cavity belling machine. Solvent weld ends are formed in a similar manner.

         In fabricating a tee, the pipe is heated to a pliable state, then an opening is formed in the side of the piece, a piece of pipe or an insert is inserted into the side opening of the tee forming a spout. Another piece of pipe is then heat formed over the top of the spout forming a custom fit and a third wall of strength. The tee is then cooled to allow the fitting to hold its shape. It is then solvent welded into place. This method is patented by NACO. See "BUSINESS - Patent and Copyright Protection". The Company believes that the patented method produces a high quality product because the third layer provides added reinforcement. The Company's competition manufactures tees with only two layers of plastic in the tee area. The design is such that a visual comparison with competitors products will show the added reinforcement. The Company uses the patented method as a selling feature in its marketing campaign.

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

         The Company purchases PVC pipe from various pipe manufacturers. Major suppliers include Kroy/Alcan Industries, Royal Plastics, JM Manufacturing, Diamond Pipe, Jet Stream, Apache Plastic, PW Pipe, IPEX, and Certainteed Corporation. It is believed that the raw materials are interchangeable and generally readily available from multiple sources; however, at times, the industry experiences shortages in the supply of raw materials for pipe based on excess demand. The Company attempts to maintain sufficient raw material inventory to avoid the effect of these shortages, although shortages can occur in certain products during these periods. Pipe prices are as much as 10 percent lower during the winter months due to decreased demand and lower resin prices. The Company attempts to take advantage of these lower prices each winter by purchasing a sufficient quantity to meet the spring and early summer demands. In addition, as a result of seasonal market aspects of the Company's business it will stockpile additional inventory of finished goods in winter months for sale in spring. The Company generally allows customers to return standard inventory items, subject to restocking fees. In addition, the Company has a special ordering program for agricultural dealers in the winter. This program allows the Company to maintain production levels during this time and also allows dealers to have their stock at the beginning of their busy season in February. Special terms are given on the orders over a specific amount. Dealers receive discounts for early payment before March 15, with 7% plus 3% off. This discount decreases until the regular price is paid after May 15.

         The Company's manufacturing labor force involves both skilled and semiskilled labor. The Company has in place a quality control system in the manufacturing process to ensure fittings meet or exceed all of the applicable specifications of the Soil Conservation Service (SCS), National Sanitation Foundation (NSF), and American Society of Testing Materials (ASTM). All product lines randomly undergo testing including burst tests, sustained pressure tests, heat inversion tests, and impact tests. Field tests are also conducted to ensure products meet customer requirements. The Company provides a warranty on all of its product lines that they are free from workmanship and material defects for a period of four months. The Company has not had any material warranty expense to date.

         PVC product usage differs with geographical location and season of the year. The Company utilizes its three manufacturing facilities to produce the products most appropriate for the geographical locations in which the plants are located. This selective production of PVC products minimizes shipping costs and allows for optimization of manufacturing capacity.

         The Company previously produced all large diameter fittings at its Garden City, Kansas facility. The irrigation market in the western states, Mexico, and Canada is stimulated by the need to be able to move larger volumes of water greater distances than that required in other areas. Midwestern states are able to draw needed water from conveniently located wells, and then manipulate the flow direction thereafter. Western states require being able to draw large volumes of water from lakes, rivers and streams in order to accommodate the irrigation needs of various areas. As a result, in order to better able to serve this western market the Company increased the size and capacity of the Logan facilities and began producing large diameter fittings with the new equipment at its Logan, Utah facility. This was completed in December 1996. In addition, because the Company believes that there will be an increased demand and markup of larger sizes, the Company still produces large diameter fittings in the Garden City facility through 24 inches. Increased capacity in large diameter fittings is seen as the way to cater to the increased demands of the fitting market.

         Over the past six years, the Company has initiated a total quality management program designed to improve customer satisfaction, enhance product quality, eliminate waste, and foster continuous improvement. Employee training has been an integral part of this program. Training has utilized experts in the fields of total quality management, team building, communications, decision making and problem solving.

         Composite Products. The Company manufactures customized composite products and products on a contract basis pursuant to specific customer orders for customized composite products and parts. The composite products produced by the Company are a thermo chemical reaction composite made through a process of mixing a resin and a catalyst which combine to form a liquid product mixture which can be reinforced with fiberglas fibers.

         The Company works closely with its customers through the concept and developmental stage of a customer order. Generally, the Company receives a preliminary sketch, drawing or verbal description of the desired parts from the customer and works with the customer to develop the concept into drawings which determine the design's requirements. When drawings are complete, the Company manufactures a prototype of the part. Although parts are not actually in production at this stage, the Company's design and prototype departments work closely with the fabrication department in developing the prototype. When a prototype part has been built and approved by the customer, a production mold is made for purposes of manufacturing the product.

         After the production mold is approved, the products are fabricated using the mold by spraying gelcoat, which has been mixed to the proper color and consistency, into molds and allowing it to cure. Once cured, the laminating process begins. In the laminating process, the correct resin/catalyst ratio based on the specifications for the part is determined, and fibers and resin are applied to the mold via spray equipment until the desired thickness is reached. If cut material is required, it is applied at this time. The part is then allowed to cure, then inspected for defects requiring repair. Following the lamination procedure, the parts are removed from the mold and at which time they are finished.

         The Company inspects parts at several times during the fabrication process to maintain a high level of quality. Before parts can be released for delivery to customers, they must be inspected and approved by the Company's quality control department. A written set of specifications is checked off for each part or batch of parts. Items which are not accepted by Quality Control are either reworked or written off as rejected parts. If a determination is made to rework a part, the part must pass a second quality control inspection before it can be released for delivery to customers.

         The Company purchases raw materials from different suppliers. These suppliers purchase bulk chemicals from large chemical companies. The suppliers blend and repackage chemicals for resale. Fiberglass is manufactured at several plants domestically and internationally. Currently there is excess capacity for supplies in the industry. The Company believes that raw materials are interchangeable and generally available from multiple sources.

Marketing

         PVC Products. The Company directs its marketing efforts at wholesale pipe distributors. These distributors service the irrigation, construction and utility industries throughout the United States, and portions of Mexico and Canada.

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

         As a result of feedback from dealers in the industry in which the Company competes, the Company believes that the PVC pipe and fitting industry has a reputation for long lead times and late deliveries. The Company, however, has implemented procedures to increase on-time deliveries. In this regard, customer orders are monitored to ensure they arrive on time. With its manufacturing plants and warehouse facilities located across the country, NACO can provide quick shipping time and better service, which means quicker response to customer needs. The Company's goal is to have shipments take place within 48 hours after the order has been placed. This requires careful inventory management, while maintaining manufacturing flexibility. Over the past year, on-time delivery has improved to approximately 91 percent. In an effort to facilitate on-time delivery, warehouse operations have been upgraded. The Company now relies on more frequent shipments of a smaller volume, which maintains a certain level of inventory. The Company guarantees shipping dates on small orders (under $1,500) or it pays the freight for any late shipment. Assuring on time delivery on larger orders is generally not as difficult because of the longer lead time provided on larger projects.

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

         Composite Products. The Company directs its marketing efforts in three main areas: (1) Urethane (Reaction Injection Molding) products in the fluid handling industry and other specified industries; (2) Architectural products for new and restoration construction; and (3) Amusement products for the amusement park industry.

         The Company's products are sold through Company-paid sales representatives. Each project is bid independently of each other. The bidding process is based on several factors such as materials, complexity of project, geographical location and tooling requirements. The Company participates in several international trade association expositions, such as Composite Fiberglass Fabrication Association, Architectural Fiberglass Fabrication Products Association and International Amusement Parks of America. In addition, the Company advertises in various trade publications specific to the above mentioned industries and utilizes promotional brochures and materials to aid in the sales effort.

Economic Conditions, Market Fluctuations and Seasonality

         Several external factors have an indirect impact upon the business of the Company. The PVC industry in which the Company competes is dependent upon the health of the utility, industrial, agriculture and construction sectors. Rising interest rates, and reduction in government subsidy programs for housing, farming and public works can significantly impact sales in the PVC industry. Weather also plays a role. Sales tend to be heaviest during the spring, summer and fall, and decrease during the winter months when cold and freezing temperatures impact northern regions of the market. Other factors influencing the industry include fluctuations in the price of raw materials and the price of substitute products such as steel fittings and valves. In addition, pipe prices are as much as 10% lower in winter months due to decreased demand and lower resin prices during which time the Company will attempt to stockpile materials. See "BUSINESS Manufacturing".

         Several  factors  have  a  direct  impact  on the  Company's  composite business, such as the price of raw materials and interest rates. The architectural building products segment of the market is seasonal. Sales are heaviest during construction periods, which for most of the country runs spring through fall. The amusement industry segment of the market is effected by the dollar value overseas, as the Company faces stiff overseas competition.

Competition.

         PVC Products. Some of the Company's competitors are substantially larger than the Company, and have greater resources. As a maturing industry, the market for fittings and valves is highly competitive. In addition, as a result of competing in a maturing industry annual percentage increases in industry sales will be lower than if the Company were operating in a developing industry. Therefore, the Company must rely on its ability to increase its market share and develop new products to increase sales. Competition within the PVC fittings industry is based on price, quality, breadth of product line, and timeliness of delivery. While there are several national producers, competition generally occurs on a region by region basis. This is due to existence of several regional competitors and the fact that shipping represents a significant cost factor in the industry. The Company has a number of competitors who compete with the Company both at the regional level and with respect to various product lines. Present competitors include Galt Pipe and Construction (Galt, CA), Spear Manufacturing Company (Sylmar, CA), Head Manufacturing, Inc. (Preston, ID), Sioliou Industries Inc. (Ville Plattle, LA), and PVC Fittings (Hereford, TX). As greater penetration of the utility market is pursued, the Company will face competition from additional competitors in the drain, waste and vent (DWV) and sewer markets. These include Industries Vassallo Inc. (Poncey, Puerto Rico), GPK Products Inc. (Fargo, ND), Freedom Plastics Inc. (Janesville, WI) and Multi Fittings (Toronto, Ontario, Canada).

         Based on feedback from dealers who sell products manufactured by competitors the Company feels that the strongest attribute of its products is its quality. NACO is careful to ensure that all products meet or exceed industry standards. In this regard, the Company has patented the design of the NACO fabricated tee. While some competitors use only two layers of plastic in the design and construction of their tees, NACO uses three layers to ensure maximum strength. See "BUSINESS - Patent and Copyright Protection".

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

         Composite Products. The Company has a number of competitors who complete with each market segment or industry. Present competitors include Western Architectural (Sandy, Utah), IDI (Salt Lake City, Utah) and Arrowtrans (Salt Lake City, Utah) for the architectural industry; MCC Foam (Tremonton,
Utah), Urethan Products (Las Vegas,  Nevada), Dale Boot Company (Salt Lake City,
Utah) and Need Speed (Portland, Oregon) for the urethane industry; Arrow Dynamics (Clearfield, Utah), Beckoma Rides (Holland), Huss (Germany) and Zamperta, Inc. (Italy) for the amusement industry.

Planned Operational Growth.

         Product Development. The Company has completed development of the 27" to 36" diameter fittings. The additional equipment required for these products was completed in December 1996 and the company began marketing the large diameter fittings to the irrigation and utilities markets in 1997. In addition, the company is developing an expanded line of bolted repair couplers that fit into both the targeted irrigation and utilities markets. These products have been developed to the production stage and are anticipated to be completed within the 1998 fiscal year. The Company is also working on an expanding the 6" through 12" size lines of valves which would have applications in irrigation and industrial markets. These products have been developed to the testing stage and are anticipated to be completed within the 1998 fiscal yera. Further, the Company is developing reinforced fiberglass fittings for high pressure applications which would target the utilities and industrial markets.

         NACO currently targets various distributors of PVC fittings in the irrigation and utilities markets. Approximately 70 percent of the Company's current customers are in these markets. NACO's plans for expansion will increase sales efforts in industrial and building construction markets.

         Research and Development. Research and development expenditures for the fiscal years ended November 30, 1997, 1996 were $16,009 and $10,709 respectively, of which 99% was spent in the plastics division and the remaining 1% spent in the composite segment.

         Major Customers. During the years ended November 30, 1997 and 1996 no customer accounted for more then 10% of the sales of the Company and it is not anticipated that the loss of any one customer would have a material impact on the revenues of the Company.

         Employees. As of November 30, 1997, NACO had 100 employees of which 97 are full time and 3 are part time. All plant locations are nonunion. The Company anticipates it will add between 4 and 10 additional employees in various areas in the next twelve months.

         Patent and Copyright Protection. The Company filed a utility patent for its plastic tee fitting in 1984. The patent was renewed in 1991, and has been extended into 1998. The patent is renewable for up to 17 years from the date of issuance (2001). The company intends to renew the patent in 1998. The Company believes that the patented technology provides an improved product and a competitive selling edge for NACO. The design of the patented tee creates a stronger product for higher pressure applications. Approximately 70% of the tees sold by the Company are manufactured using the patented process.

         The Company also filed a patent on a one piece 90(0) fabricated elbow fitting on November 18, 1994, and the patent can be extended through 2015. This elbow uses less material & labor and has better flow characteristics.
The Company believe this will be an advantage in the market.

         NACO regularly copyrights its literature, catalogs, advertising and other proprietary information as it deems necessary.

Item 2.  Properties.
         -----------

         Facilities.  The Company operates the following facilities:


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


         The Logan, Lodi, and Ogden facilities are occupied under leases which expire in 1999. The Ogden facility has an option for renewal for a period of two years. The leas for the Logan facility is with a related party, and the Company does not anticipate any problems renewing this lease. Leases on the Lodi, Logan, and Ogden facilities are $4,658, $9,300, and $4,500 per month respectively. The lease agreement on the Logan facility also includes personal property and equipment at the facility. The Garden City, Kansas property is owned by the Company and is subject to a lien which secures indebtedness in the principal amount of approximately $220,000.

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

Item 3.  Legal Proceedings.
         ------------------

         The Company is not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matters were submitted to a vote of the security holders during the fourth quarter of the year ended November 30, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity sand Related Stockholder Matter
         ---------------------------------------------------------------------

         The Company's Common Stock is held of record by five persons and is not traded. The Company's Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock") is held of record by 89 persons and is traded as part of a Unit, consisting of one share of the Preferred Stock and 1/2 Warrant to buy shares of the Company's Common Stock, in the over-the counter market. The units opened for trading in the over-the-counter market on February 26, 1996. The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Units, for the fiscal years ended November 30, 1997 and 1996 as reported by the OTC Bulletin Board. The bid prices are market quotations based on inter-dealer bid prices, without markup, markdown or commission, and may not represent actual transactions.

                                                              High                       Low
                                                       -------------------       ---------------------

Year Ended November 30, 1997:
     First Quarter ............................            $        6.50               $        6.00
     Second Quarter ...........................                     6.50                        6.00
     Third Quarter ............................                     6.50                        6.00
     Fourth Quarter ...........................                     6.50                        6.00


                                                              High                       Low
                                                       -------------------       ---------------------

Year Ended November 30, 1996:
     First Quarter ............................            $        5.50               $        5.50
     Second Quarter ...........................                     5.50                        5.50
     Third Quarter ............................                     5.50                        5.50
     Fourth Quarter ...........................                     5.50                        5.50


         No dividends were paid on the Common Stock in the last two fiscal years. The Company is restricted from paying dividends on its Common Stock under the terms of the Preferred Stock and its revolving credit agreement. A total of $27,836 of dividends were paid on the Preferred Stock. There are $34,468 of dividends in arrears at November 30, 1997 on the Preferred Stock. The Company's revolving credit agreement restricts the Company's ability to pay dividends. However, the lender has waived this restriction with respect to the Preferred Stock.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

         Historically, the Company sold a majority of its product into the agricultural market. The agricultural market is very seasonal. The sales are mainly during the spring and fall when crops are not being grown. As the Company's product mix diversifies in the fittings business, this diversification has and will increase sales all year round. This is significant because the Company's operating results have fluctuated greatly, with significantly higher sales in the spring than in other seasons. With the increasing business in other markets, the Company's operating results will have less fluctuation through the year.

         The Company, through its subsidiary, also manufactures and sells composite products. The composite business operates from the Company's facility in Ogden, Utah, where the Company has the capability to produce various composite products. The Company started supplying composite products to customers in March 1995. Sales of composite products were $1,115,771 for Y97, $341,561 for Y96 and $205,914 for Y95.

Results of Operations

         The following discussion relates to the twelve months ended November 30, 1997 and November 30, 1996. For comparison purposes percent of sales will be used rather than dollars. In the following discussion, the year ended November 30, 1997 and November 30, 1996 are referred to as Y97 and Y96, respectively.

         Overview. The Company sustained an operating loss for the twelve month period ending November 30, 1997. The loss is a result of several factors. First the Company's composite products operations generated an operating loss of approximately $235,000. Management believes such loss resulted primarily from startup costs, increased manufacturing overhead expenses associated with the new facilities and a large contract that was acquired as part of the acquisitions of Dreager Manufacturing that was bid at a price which was below the Company's actual cost to produce the products during the second quarter. A part of the loss is from the additional overhead expense in expansion of the facilities and the additional personnel to handle expansion. Management is addressing the loss in two ways. First, the Company is trying to increase sales by continuing to expand into the industrial and commercial markets. Second, the Company is continually reviewing its operations to try and reduce expenses without affecting quality and service to its customers.

         Sales. Net sales for Y97 increased by 20.6% to $7,579,631 compared to net sales of $6,283,634 for Y96. This increase resulted from both an increase in volume and from a 5% increase in the price of the Company's PVC products in June of 1997. Sales increased mainly due to new PVC product lines added during the year which was possible because of the expansion of the manufacturing facilities in the two previous years and the growth of the Company's composite products business. Sales of composite products increased $774,210 or 226% over Y96. PVC sales increased $521,787 or 8.7% over Y96.

Gross Margin. Gross margin as a percent of sales for Y97 was 36.0% compared to 41.1% Y96. The decrease in gross margin is mainly due to the higher percentage of sales from the composite product line in Y97. Gross margin on composites was $105,124 or 9.4% of sales primarily as a result of startup costs, increased manufacturing overhead expenses associated with the new facilities and a large contract that was acquired as part of the acquisition of Dreager Manufacturing that was bid at a price which was below the Company's actual cost to produce the products. The new facilities were acquired to provide the Company with sufficient manufacturing facilities for the planned growth in this segment of its business. The contract acquired in connection with the acquisition was completed in the 2nd quarter of Y97 and bidding procedures with checks and balances have been updated to improve operations which management believes has improved margins on composite products. The gross margin on the composite line for the last six months of Y97 was $149,915 or 25.0% compared to $(44,791) or (8.6)% during the first six months on Y97. Naco's plastics products gross margin for Y97 and Y96 were 40.6% and 43.4% respectively. The decrease in gross margin on the plastics products was mainly due to the higher percentage of sales of sewer fittings during Y97. Because the sewer fittings are a relatively new product line, there were additional costs associated with startup. In addition, sewer fittings generally have a lower gross margin than the other fittings made by the Company due to market pricing in the industry. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year end. Any year end adjustments are reflected during the fourth quarter after the year end physical inventory is completed.

         Selling. Selling expenses were 19.5% of net sales for Y97 compared to 21.5% for Y96. Advertising decreased .7% as a percent of sales from 1.0% in Y96 to .3% in Y97 primarily because catalogs for existing and new product lines were produced in Y96, but not in Y97. Salaries and related benefits increased 22.% from Y96 to Y97 mainly due to the addition of a salesman in the Naco Composites division. Salaries and related benefits as a percent of sales remained at 6.5% for both Y97 and Y96 mainly due to increased sales. Overall selling expenses were lower in Y97 primarily due to increased sales.

         General and Administrative. General and administrative expenses were 17.1% of net sales for Y97 compared to 18.3% for Y96. The decrease was due mainly to the increased sales volume. As a percent of sales, salaries and related benefits decreased .6% mainly due to greater sales volume even though salaries and related benefits increased 14.2% from Y96 to Y97 due to the addition of personnel in the Naco Composites division. Insurance expense increased 60.2% from Y96 to Y97 or .2% as a percent of sales due to the addition of Naco Composites and additions in fixed assets due to expansion of the facilities.

         Other. Other expenses/revenues were 2.8% for Y97 compared to 3.1% for Y96. Interest expense went from 3.1% in Y96 to 2.7% in Y97 mainly because of sales volume. The effective interest rates (interest expense divided by the average debt balance for the period) for Y97 and Y96 were 11.31% and 11.17%, respectively.

Liquidity and Capital Resources

         The Company's sources of liquidity have been cash from operations, credit facilities and equity financing. Cash used in operating activities was $384,494 in Y97. Cash as of 11-30-97 was $75,378 down $122,928 from Y96. Because of the continued growth and need for capital, the Company is facing a potential cash flow shortage. The Company is addressing the potential cash flow shortage by managing inventories, increasing the sales effort and working to reduce expenses.

         The Company continues to struggle with its liquidity position. With the losses and the expansions, the Company has reduced its available working capital significantly. The losses have been explained in above paragraphs. During the expansion, part of the capital improvements and new equipment funding has been from the line of credit and internal financing. The total cash paid for property and equipment totals $514,408 in Y97 and $302,991 in Y96. The Company also reduced trade payables by $292,952 from November 30, 1996 to November 30, 1997. At November 30, 1996 the Company was out over 60 days on trade payables due to lack of operating funds. At November 30, 1997 the Company was current on trade payables.

         Management believes that external financing or additional capital is necessary to replenish working capital to permit the Company to meet its obligations on a timely basis and to provide the additional working capital which will be required to sustain the expected growth. At November 30, 1997 the revolving line of credit was $1,100,000 of which $824,326 was used leaving $275,674 available. The availability of the line is based on a percent of accounts receivable and inventory and the maturity date is August 31, 1998. At November 30, 1997 the Company's current ratio was in breach of the line of credit loan agreement and the Company also repurchased preferred stock without obtaining written waiver from the lending institution. The Company received a written waiver of these restrictive covenants for the period ending November 30,

1997, and may need to obtain similar waivers in thefuture if operating results do not improve. The Company is working on several options to improve working capital including private placement of equity. In January 1996 the Company entered into an agreement with Extol International Corporation "Extol" to provide investor relations and financial consulting services to the Company. During Y97 the Company received an additional $937,472 through a private placement as a result of this arrangement and continues to pursue this avenue for additional working capital.

         The Company currently has plans to spend up to $150,000 in capital expenditures to update and expand its operations. Under the terms of the Company's line of credit, the Company is prohibited from making capital expenditures in excess of $150,000 unless its working capital ratio improves.

         Management believes that the actions presently being taken to revise the Company's operating and financial requirements and to raise additional capital, together with its capital resources on hand at November 30, 1997, revenues from sales and bank resources, will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing will be available on terms favorable to the Company, if at all. If the Company is unable to secure additional financing or raise additional capital, this will likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

Factors Affecting Future Results

         The Company's operating results are subject to certain inherent risks that could adversely affect the Company's operating results and its ability to operate profitably. If the Company is not able to successfully secure sufficient equity or debt financing to meet its working capital and operational requirements as discussed above, this will likely have a material adverse effect on the Company's operating results. In addition, the Company's operating results also could be adversely affected by increased competition in the markets, competitors offering products at prices below the Company's prices, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, changes in economic conditions in its markets, unanticipated expenses or events and other factors discussed in this report.

Impact of the Year 2000 Issue

         The Year 2000 issue is the result of computer programs, data bases, operating systems and hardware utilizing two digits rather than four to define the applicable year. Any of the Company's computer systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Beginning in the year 1996, the Company did an assessment and determined that it would be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. In 1997, the Company purchased and received upgrade software for its major computer programs for manufacturing and accounting. The migration to implement these programs have been started and should be completed by November 30, 1998. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project by December 31, 1998. The total remaining cost of the Year 2000 project is estimated at $23,000 and is being funded through operating cash flows. The remaining $23,000 which will be expended as incurred over the next year, is not expected to have a material effect on the results of operations. To date the Company has incurred, capitalized or expended approximately $129,000 related to the Year 2000 project.

         The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, an similar uncertainties.

Item 7.  Financial Statements
         --------------------

         See pages F-1 to F-27 hereof.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosures.
         ----------------------

         Not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

         All members of the Board of Directors hold office until the annual meeting of shareholders or until their successors are duly elected and qualified. The Executive Officers serve at the pleasure of the Board of Directors. The following table sets forth summary information on the executive officers and directors of the Company:


           Name                Age                          Position
---------------------------   -----   ----------------------------------------------------

Verne E. Bray..............    62     President and Chairman of the Board of Directors

Jeffrey J. Kirby...........    35     Vice President, Secretary, Treasurer and Director

Daniel M. Gruber...........    45     Vice President

Nina F. Birkle.............    64     Vice President

Bryce M. Petersen..........    48     Vice President of Finance

Daniel E. Bray.............    36     Vice President of Sales

William M. Hopkins.........    39     Vice President of Marketing

Kenneth Nordlund...........    65     Director

Peter Heilmayr.............    64     Director

James C. Czirr.............    44     Director


         The business experience and brief resumes on each of the Directors, Executive Officers,and significant employees are as follows:

         Verne Bray has been President of the Company since 1988, a director since 1985 and Chairman of the Board of Directors since 1988. Mr. Bray joined the Company in 1980 and started the NACO West operation in Logan. In 1982 he was appointed sales manager of all divisions. Prior to joining NACO Mr. Bray was sales manager and general manager of Head Manufacturing, Inc. Mr. Bray is the father-in-law of Jeffrey Kirby, an officer and director of the Company. Mr. Bray is employed full time by the Company. In March 1995 Mr. Bray had a heart attack and underwent cardio-bypass surgery. He is now back to work full time and his present health is good.

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

         Bryce M. Petersen was appointed Vice President of Finance in 1997. He has been employed by the Company since 1995 and previously held the position of Controller. Mr. Petersen received his B.S. in accounting from Utah State University in 1975. Prior to joining the Company, Mr. Petersen was the Vice President of Finance for Logan Manufacturing Co. of Logan, Utah.

         Kenneth Nordlund was appointed a director during 1997. Since 1994, Mr. Nordlund has been the President and a member of the Board of Directors of Kroy Industries. Kroy Industries is a manufacture of PVC pipe and PVC fencing. Between 1988 and 1994, Mr. Nordlund was General Manager and Vice President of Kroy Industries/Alcan Pipe which was a division of Alcan Aluminum Corporation.

         Jim Czirr was appointed as a director of the Company in 1997. Since 1989, Mr. Czirr has been providing investor relations and consulting services for various companies in connection with business strategies, marketing, incentive programs, and finance and capital formation. He previously served as President of Extol Energy Corporation, a syndicator of oil and gas wells from 1982 to 1988.

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

         William M. Hopkins was appointed as Vice President of Marketing during 1997. Mr. Hopkins came to work for Naco in November, 1994. Prior to working for Naco Mr. Hopkins worked in marketing and sales for Trade Shows West. He received B.S. degree in Business Administration for the University of Phoenix. Mr. Hopkins is the son-in-law of Verne Bray, the President and a director of the Company.

         Daniel E. Bray was appointed Vice President of Sales during 1997. He has been employed with the Company in a variety of positions since 1983. In March, 1988 he was hired full time and held positions in shipping and customer service after which he moved into sales. Mr. Bray is the son of Verne Bray, the President and a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         At the present time, the Company files reports with the Securities & Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), has no class of its securities registered under either Section 12(b) or 12(g) of the Exchange Act, and is not subject to Section 16(a) of the Exchange Act. Consequently, the officers and directors or 10% shareholders are not presently required to file Section 16 reports.
No filing delinquencies are being reported herein.

Item 10. Executive Compensation
         ----------------------

         The following table sets forth compensation paid or accrued by NACO Industries, Inc. during the last three fiscal years to its Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeded $ 100,000.



                                            SUMMARY COMPENSATION TABLE

                                                            Annual Compensation
                                                     ---------------------------------
                                                                          Other Annual      All Other
          Name & Position                     Year     Salary     Bonus   Compensation   Compensation(1)
-------------------------------------------  ------  ----------   -----   ------------   ----------------

Verne Bray                                    1995    $233,268      0          0              $4,050
   Chief Executive Officer                    1996    211,086       0          0              $3,906
      and President                           1995     214,931      0          0               2,645


----------------------

(1) Includes Company contributions to a defined contribution plan.

     There were no individual grants of stock options or freestanding stock appreciation rights made by the Company during the last completed fiscal year to the Chief Executive Officer.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

     The following table sets forth the aggregate value of unexercised options to acquire shares of the Common Stock held by the Chief Executive Officer on November 30, 1997.


                                                                            Number of         Value of Unexercised
                                                                       Unexercised Options   In-the-Money Options at
                                                                         at FY-End(#)           FY-End($)(1)
                                                                      --------------------- -------------------------
                                      Shares Acquired      Value          Exercisable/            Exercisable/
               Name                   on Exercise(#)    Realized($)       Unexercisable           Unexercisable
-----------------------------------  ----------------  -------------- --------------------- -------------------------
Verne Bray
   Chief Executive Officer                   --                 --          20,000/0                  $0/$0
      and President


---------------------------

(1) The Company's Common Stock is not publicly traded. Based on the average of the bid and ask prices of the Units, which consist of a share of Preferred Stock which is convertible into two shares of Common Stock and a half of warrant to acquire one share of common stock at an exercise price of $3.00, the Company has determined the per share value of the Common Stock does not exceed the exercise price of the options

Employment Agreements.

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

Directory Compensation

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth, as of February 20, 1998, certain information with respect to the beneficial ownership of Common Stock and Preferred Stock of the Company, by the person known by the Company to own beneficially more than five percent of the Company's Common Stock or Preferred Stock, by each Director, by the Chief Executive Officer and by all Officers and Directors as a group. Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws.

                          Name and Address                                                            Percent
                                 of                                                     Number of        of
                          Beneficial Owner                            Class of Stock  Shares Owned    Class(8)
--------------------------------------------------------------------  -------------   -------------  ----------

Verne Bray*.........................................................  Common(1)           1,486,667    80.5%
1367 E. 1980 North                                                    Preferred                  --     --
Logan, UT  84321

Britania Holding Limited............................................  Common(4)             687,500     31.7
Kings House, The Grange St. Peter Port,
Guernsey, Channel Islands GY12QJ

Jeffrey J. Kirby*...................................................  Common(2)              29,217     1.6
285 East 400 North                                                    Preferred                  60      **
Millville, UT  84321

Peter Heilmayr*.....................................................  Common(3)              24,275     1.3
6925 Tumbling Trail                                                   Preferred               1,170      **
Fort Worth, TX  76116                                                                            --

Kenneth Nordund*....................................................  Common(5)              22,500     1.2
P.O. Box 273                                                          Preferred               1,000      **
York, NE 68467

Jim C. Czirr*.......................................................  Common(6               35,333     1.9
6070 Baldy Mtn. Rd.                                                   Preferred
Sandpoint, ID 83864

Gary Carson.........................................................  Common(5)              28,000     1.5
4367 Bobwhite Ct.                                                     Preferred              11,200     6.8
Ogden, UT 84403-3262

Dan Bray*...........................................................  Common(5)              31,250     1.7
1755 Shadow Ridge Circle                                              Preferred              12,500     7.6
Ogden, UT  84403

Gary Gibbons........................................................  Common(5)              25,000     1.4
1606 North 1340 East                                                  Preferred              10,000     6.1
North Logan, UT  84341

Jack Prust..........................................................  Common(5)              21,250     1.2
P.O. Box 5135                                                         Preferred               8,500     5.2
San Ramone, CA  94583

Wapiti Capital L.L.C................................................  Common(5)              60,000     3.3
1252 Tweedbrook Pl.                                                                          20,000     12.2
Virginia Beach, VA  23452

MSA Industrial Corporation..........................................  Common(5)              30,000     1.6
P.O. Box 688                                                          Preferred              10,000     6.1
Benton Harbor, MI  49023

All Directors and Officers as a group (10 persons)..................  Common(7)           1,580,067     82.1
                                                                      Preferred              15,577     9.5

----------------------

*    Indicates current Director and/or officer

**   Less than 1 percent
(1) Includes 20,000 shares issuable upon exercise of presently exercisable options.
(2)  Includes  20,000 shares  issuable  upon  exercise of presently  exercisable options, 30 shares issuable upon exercise of presently exercisable Warrants, and 120 shares issuable upon conversion of the Preferred Stock, 2,400 shares granted in employee stock incentive plan exercisable within 60 days. See "EXECUTIVE COMPENSATION."
(3) Includes 20,000 shares issuable upon presently exercisable options, 875 shares issuable upon exercise of presently exercisable Warrants, and 3,400 shares issuable upon conversion of Preferred Stock.
(4) Includes options to purchase 343,750 shares of Common Stock at $2.40 per share, exercisable for a period of one year from March 5, 1997.
(5) Consists of shares issuable upon conversion of the Preferred Stock and upon exercise of the related Warrants. (6) Includes 5,333 shares owned by Extol Corp. of which Mr. Czirr has 50% ownership, and 30,000 shares issuable upon exercise of presently exercisable options.
(7) Includes all in notes (1) through (6) plus includes 9,000 of Common Stock shares granted in employee stock incentive plan exercisable with 60 days.
(8) As of the date hereof 344,713 shares of common stock not redeemed are held as treasury stock and are security for the payment of the amounts owed under a redemption and noncompetition agreement pursuant to which the stock was acquired by the Company. See "CERTAIN TRANSACTIONS". If the Company were to default on the payment of the obligation the stock would be returned to sellers.

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

     During the fiscal year ended November 30, 1997 the Company granted 112,000 incentive options to certain employees with an exercise price of $3.00 per share. During the year, 14,000 incentive options were forfeited due to termination of employment. No options were exercised during the year.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     The Company leases its Logan, Utah facility from P.V.C., Inc., a corporation of which Verne Bray is an officer, director, and sole shareholder. Mr. Bray is also the Chief Executive Officer, a director, and a controlling shareholder of the Company. The rental on the Logan, Utah facility was $4,000 per month through February 1994, and with the addition of facilities and equipment in 1994, the lease payment was increased to $6,000 per month in March, 1994. The lease payments increased to $9,300 per month in June 1994 and continue at that rate through the remainder of the lease term. The lease expires in December 1999. No renewal options are provided. Lease payments were $111,600 for fiscal years ended November 30, 1996 and 1997. The lease provides that the premises may only be used for operating the business of NACO Industries, Inc. The Company is required to maintain fire, casualty and liability insurance on the property. The lessor is responsible for repair and maintenance of the parking area and structural components of the building. The Company is responsible for all other maintenance, utilities and all real and personal property taxes.

     The lease terms were approved by the members of the Board of Directors, after reviewing several factors including appraisals on comparable buildings, rental costs of commercial buildings and replacement building costs. Based on this review management believes the terms and conditions to be fair and reasonable.

     At November 30, 1996, P.V.C., Inc. had loaned the Company $14,242 and as of November 30, 1997, Naco Industries Inc. has loaned P.V.C., Inc. $15,704. The loan is payable on demand. During the year ending November 30, 1996, the Company sold to P.V.C., Inc. equipment for $42,705. The sales price approximated fair value based upon comparisons with similar property.

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

     The Company leases the Ogden, Utah manufacturing and sales facility from Ronald L. Dreager, an employee and director of NACO Composites, Inc. Monthly rentals are due in the amount of $4,500 and may be increased pursuant to the mutual agreement of both parties. At November 30, 1996, the Company owed Ronald
L. Dreager $20,140 in connection with the asset purchase of Dreager Manufacturing which was completely paid during fiscal year ended November 30, 1997.

     During the year ending November 30, 1997, and November 30, 1996, the Company paid sales commissions of $20,121 and $12,865, respectively, to, Thomas Christy, a sales representative who was also serving on the Board of Directors until August 1997. The sales commissions were computed consistent with other sales representatives of the Company.

     In August 1996, the Company sold 150,000 non-qualified options to James C. Czirr for $15,000 as a condition of his acceptance of nomination to the Board of Directors. Thirty thousand options vest each year. Mr. Czirr is a 50%
shareholder in an investor relations consulting firm retained by the Company; which provides investor relations consulting for a retainer of $3,000 per month through August, 2000. Payment of this was changed beginning on March 15, 1997 to $1,000 cash and the equivalent of $2,000 of common stock per month.

     On March 5, 1997, the Company entered into an offshore securities subscription agreement with Britannia Holdings Ltd for 343,750 shares of Common Stock. A commission of $82,500 was paid to Extol Corporation on this transaction. James C. Czirr, appointed a member of the Board of Director in August 1997 owns 50% of Extol Corporation.

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

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K.

         (a)      The following exhibits are submitted herewith:



                                        Description                                    Exhibit No.
          -----------------------------------------------------------------------  -------------------

   3(i)    Articles of Incorporation of the Company                                        (1)

   3(ii)   Bylaws of the Company................................................           (1)

   3       Instruments Defining Rights of Security Holders......................           (2)

 10.1      Employment Agreement of Verne Bray, as amended.......................           (3)

 10.2      Nonqualified Stock Option Agreement..................................           (1)

 10.3      Lease Agreement on Logan, Utah Facility..............................           (1)

 10.4      Lease Agreement on Lodi, California Facility.........................           (1)

 10.5      Promissory Note with P.V.C., Inc.....................................           (1)

 10.6      Sales Representation Agreement with Thomas Christy...................           (1)

 10.7      Loan Agreement with NationBank.......................................     Filed herewith

 10.8      Stock Redemption Agreement with Maurice A. Coen, David Coen
           and Kirk Coen........................................................           (1)

 10.9      Agreements with warehouse agents.....................................           (2)

 10.10     Lease Agreement in Ogden, Utah facility..............................           (4)

 10.11     Stock Incentive Plan.................................................     Filed herewith

  21       Subsidiaries of Registrant...........................................     Filed herewith

  27       Financial Data Schedule..............................................     Filed herewith

-------------------------

(1) Filed as an Exhibit in the original filing of the SB-2 Registration Statement filed with the Securities and Exchange Commission on October 12, 1994, SEC file number 3385044-D.
(2) Filed as an Exhibit to Amendment Number 1 of the SB-2 Registration Statement filed with the Securities and Exchange Commission on December 28, 1994.
(3) Filed as an Exhibit to Amendment Number 3 of the SB-2 Registration Statement filed with the Securities and Exchange Commission on April 5, 1995.
(4) Filed as an Exhibit to the Company' Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

(b) The registrant did not file a report on Form 8-K in the fourth quarter of its fiscal year ended November 30, 1997.

                          INDEPENDENT AUDITOR'S REPORT


February 17, 1998

The Board of Directors and Stockholders
NACO Industries, Inc.
Logan, UT


         We have audited the accompanying consolidated balance sheets of NACO Industries, Inc. and subsidiary as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACO Industries, Inc. and subsidiary at November 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                        JONES, WRIGHT, SIMKINS & ASSOCIATES LLP
                                        Certified Public Accountants
                                        Logan, Utah

                              NACO INDUSTRIES, INC.
                              ---------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           November 30, 1997 and 1996
                           --------------------------

                ASSETS                                    1997                    1996
                ------
                                                   -------------------     -------------------

Current assets:
  Cash                                           $             75,378                 198,306
  Accounts receivable, net of allowances
    of $69,750 and $73,570                                    671,562                 615,775
  Inventory                                                   772,752                 668,501
  Taxes receivable                                              5,100                  48,600
  Receivable from related party                                15,704
  Other current assets                                         97,561                  72,202
                                                   -------------------     -------------------

       Total current assets                                 1,638,057               1,603,384
                                                   -------------------     -------------------

Property and equipment:
  Land                                                         40,700                  40,700
  Buildings and improvements                                  600,785                 526,329
  Equipment and vehicles                                    2,449,998               2,033,174
  Equipment construction in progress                           89,980                  93,130
                                                   -------------------     -------------------

       Total property and equipment                         3,181,463               2,693,333

  Accumulated depreciation                                 (1,456,133)             (1,195,036)
                                                   -------------------     -------------------

       Net property and equipment                           1,725,330               1,498,297
                                                   -------------------     -------------------

Other assets:
  Intangible and other assets                                 106,776                 105,907
                                                   -------------------     -------------------

       Total other assets                                     106,776                 105,907
                                                   -------------------     -------------------

       Total assets                              $          3,470,163               3,207,588
                                                   ===================     ===================

                 The accompanying notes are an integral part of
                           these financial statements.

                              NACO INDUSTRIES, INC.
                              ---------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           November 30, 1997 and 1996
                           --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                          1997                   1996
------------------------------------
                                                       -------------------    -------------------

Current liabilities:
  Accounts payable                                $               251,122                544,074
  Accrued expenses                                                198,046                188,076
  Line of credit                                                  824,326                664,326
  Payable to related parties                                                              34,382
  Notes payable                                                    88,542                103,815
  Current portion of long-term obligations                        233,259                212,400
                                                       -------------------    -------------------

       Total current liabilities                                1,595,295              1,747,073
                                                       -------------------    -------------------

Long-term liabilities:
  Long-term obligations, less current portion                     664,001                896,379
  Deferred income taxes                                            94,200                 79,100
                                                       -------------------    -------------------

       Total long-term liabilities                                758,201                975,479
                                                       -------------------    -------------------

       Total liabilities                                        2,353,496              2,722,552
                                                       -------------------    -------------------

Stockholders' equity:
  7%cumulative convertible preferred stock, $3 par
    value; authorized  330,000 shares, 165,412 and
    132,412 shares issued; including 1,667 shares in
    treasury for 1997; aggregate liquidation
    preference of $1,016,501 and $794,472 in 1997
    and 1996, respectively                                        496,236                397,236
  Common stock, $.01 par value; 10,000,000
    shares authorized; 2,193,796 and 1,918,551
    shares issued; including 344,713 and 418,551
    shares in treasury                                             21,939                 19,186
  Additional paid-in capital                                    1,003,800                152,819
  Retained earnings (deficit)                                    (278,711)                57,364
                                                       -------------------    -------------------

                                                                1,243,264                626,605

  Less: treasury stock, at cost                                  (126,597)              (141,569)
                                                       -------------------    -------------------

       Total stockholders' equity                               1,116,667                485,036
                                                       -------------------    -------------------

       Total liabilities and stockholders' equity      $        3,470,163              3,207,588
                                                       ===================    ===================


                 The accompanying notes are an integral part of
                           these financial statements.


                              NACO INDUSTRIES, INC.
                              ---------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 For the Years Ended November 30, 1997 and 1996
                 ----------------------------------------------


                                                                  1997                    1996
                                                           -------------------     -------------------

Sales, net                                             $            7,579,631               6,283,634

Cost of goods sold                                                  4,850,507               3,703,407
                                                           -------------------     -------------------

       Gross profit                                                 2,729,124               2,580,227
                                                           -------------------     -------------------

Operating expenses:
  Selling expenses                                                  1,476,174               1,351,801
  General and administrative expenses                               1,295,643               1,150,822
  Research and development expenses                                    16,009                  10,709
                                                           -------------------     -------------------

       Total operating expenses                                     2,787,826               2,513,332
                                                           -------------------     -------------------

       Income (loss) from operations                                  (58,702)                 66,895
                                                           -------------------     -------------------

Other income (expense):
  Interest income                                                       2,030                   1,510
  Interest expense                                                   (208,287)               (196,947)
  Gain (loss) on sale of assets                                        (2,846)                  1,696
                                                           -------------------     -------------------

       Total other income (expense)                                  (209,103)               (193,741)
                                                           -------------------     -------------------

Income (loss) before income taxes                                    (267,805)               (126,846)

Income tax expense (benefit)                                           16,200                     (60)
                                                           -------------------     -------------------

       Net loss                                                      (284,005)               (126,786)

Adjustment for preferred dividends                                    (62,304)                (34,481)
                                                           -------------------     -------------------

Adjusted net loss to common stockholders               $             (346,309)               (161,267)
                                                           ===================     ===================

Loss per common share:
      Primary                                          $                (0.20)                  (0.11)
      Fully diluted                                                     (0.20)                  (0.11)

Weighted average number of common shares
  outstanding (shares issued less shares in treasury)               1,754,195               1,500,000



                     The accompanying notes are an integral
                       part of these financial statements.

                              NACO INDUSTRIES, INC.
                              ---------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                  For the Year Ended November 30, 1997 and 1996
                  ---------------------------------------------

                                         Preferred Stock             Common Stock
                                    -----------------------     -----------------------   Additional    Retained
                                    Number of                   Number of                   Paid-in     Earnings
                                     Shares        Amount        Shares        Amount       Capital     (Deficit)
                                    ---------     ---------     ---------     ---------    ---------    ---------

Consolidated Balance,
    November 30, 1996                 132,412    $  397,236     1,918,551    $   19,186      152,819   $   57,364

Dividends - preferred shares
  ($.21 per share)                                                                                        (27,836)

Issuance of preferred stock
  in private placement, net of
  issuance costs of $3,028             33,000        99,000                                   95,972

Issuance of common stock
  in private placement, net of
  issuance costs of $82,500                                       343,750         3,438      739,062

Issuance of common shares
  for consulting services                                           5,333            53       15,947

Purchase of preferred shares

Treasury stock retired                                            (73,838)         (738)                  (24,234)

Net loss                                                                                                 (284,005)
                                    ---------     ---------     ---------     ---------    ---------    ---------
Consolidated Balance,
    November 30, 1997                 165,412     $ 496,236     2,193,796        21,939    1,003,800     (278,711)
                                    =========     =========     =========     =========    =========    =========


                                         Treasury Stock
                                     -----------------------       Total
                                     Number of                  Stockholders'
                                      Shares        Amount        Equity
                                     =========     =========     =========

Consolidated Balance,
    November 30, 1996               (418,551)    $  (141,569)   $  485,036

Dividends - preferred shares
  ($.21 per share)                                                 (27,836)

Issuance of preferred stock
  in private placement, net of
  issuance costs of $3,028                                         194,972

Issuance of common stock
  in private placement, net of
  issuance costs of $82,500                                        742,500

Issuance of common shares
  for consulting services                                           16,000

Purchase of preferred shares            (1,667)      (10,000)      (10,000)

Treasury stock retired                  73,838        24,972             0

Net loss                                                          (284,005)
                                     =========     =========     =========
Consolidated Balance,
    November 30, 1997                 (346,380)     (126,597)    1,116,667
                                     =========     =========     =========
                                                                   (continued)



                   The accompanying notes are an integral part
                         of these financial statements.

                              NACO INDUSTRIES, INC.
                              ---------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                 For the Years Ended November 30, 1997 and 1996
                 ----------------------------------------------

                                   Preferred Stock            Common Stock
                                ----------------------    --------------------  Additional
                                Number of                 Number of              Paid-in   Retained   '
                                 Shares       Amount       Shares     Amount     Capital   Earnings
                                ---------    ---------    ---------  ---------  ---------  ---------

Balance, November 30, 1995                   $           2,004,695  $  20,047           0  $ 246,904

Initial public offering of
  preferred stock, net of
  issuance costs of $286,399       113,412     340,236                             53,837

Issuance of preferred stock
  in private placement, net of
  issuance costs of $10,200         19,000      57,000                             46,800

Sale of options for common
  stock                                                                            15,000

Contributed capital - equipment
  sold to related party                                                            37,182

Dividends - preferred shares
  ($.304 per share)                                                                          (34,481)

Treasury stock retired                                      (86,144)      (861)              (28,273)

Net loss                                                                                    (126,786)
                                ---------    ---------    ---------  ---------  ---------  ---------
Consolidated Balance,
    November 30, 1996             132,412    $ 397,236    1,918,551  $  19,186    152,819  $  57,364
                                =========    =========    =========  =========  =========  =========


                                   Treasury Stock
                                -----------------------    Total
                                Number of               Stockholders
                                 Shares        Amount      Equity
                                ---------     ---------  ---------

Balance, November 30, 1995       (504,695)    $(170,703) $  96,248

Initial public offering of
  preferred stock, net of
  issuance costs of $286,399                               394,073

Issuance of preferred stock
  in private placement, net of
  issuance costs of $10,200                                103,800

Sale of options for common
  stock                                                     15,000

Contributed capital - equipment
  sold to related party                                     37,182

Dividends - preferred shares
  ($.304 per share)                                        (34,481)

Treasury stock retired             86,144        29,134          0

Net loss                                                  (126,786)
                                ---------     ---------  ---------
Consolidated Balance,
    November 30, 1996            (418,551)    $(141,569) $ 485,036
                                =========     =========  =========



                   The accompanying notes are an integral part
                         of these financial statements.


                              NACO INDUSTRIES, INC.
                              ---------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                  For the Year Ended November 30, 1997 and 1996
                  ---------------------------------------------

                                                                        1997                1996
                                                                  -----------------   -----------------
Cash flows from operating activities
  Net loss                                                      $         (284,005)           (126,786)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                          284,889             235,923
     Amortization                                                            5,915                 986
     Consulting for common stock                                            16,000
     Deferred income taxes                                                  15,100              (2,150)
     (Gain) loss on sale of assets                                           2,486              (1,696)
   (Increase) decrease in:
     Accounts receivable, net                                              (55,787)           (170,805)
     Inventory                                                            (104,251)            (20,482)
     Taxes receivable                                                       43,500              71,626
     Other current assets                                                  (25,359)            (20,747)
   Increase (decrease) in:
     Accounts payable                                                     (292,952)            400,811
     Accrued expenses                                                        9,970               7,156
                                                                  -----------------   -----------------

        Net cash provided by (used in) operating activities               (384,494)            373,836
                                                                  -----------------   -----------------

Cash flows from investing activities
  Purchase of property and equipment                                      (514,408)           (302,991)
  Loans to related party                                                   (15,704)
  Proceeds on sale of equipment                                                                  3,292
  Investment in intangible and other assets                                 (6,784)             (3,818)
                                                                  -----------------   -----------------

        Net cash used in investing activities                             (536,896)           (303,517)
                                                                  -----------------   -----------------

Cash flows from financing activities
  Net borrowings on line of credit                                         160,000              79,756
  Proceeds from preferred stock issuance                                   194,972             708,621
  Purchase of preferred stock                                              (10,000)
  Proceeds from common stock issuance                                      742,500
  Proceeds from related party loans                                                              5,036
  Payments on related party loan                                           (34,382)             (5,000)
  Proceeds from short-term notes                                            17,271              83,006
  Payments on short-term note                                              (32,544)            (68,022)
  Payments on long-term debt                                              (211,519)           (774,410)
  Dividend payments                                                        (27,836)            (34,481)
                                                                  -----------------   -----------------

        Net cash provided by (used in) financing activities                798,462              (5,494)
                                                                  -----------------   -----------------

Increase (decrease) in cash                                               (122,928)             64,825

        Cash, beginning of period                                          198,306             133,481
                                                                  -----------------   -----------------

        Cash, end of period                                     $           75,378             198,306
                                                                  =================   =================


                   The accompanying notes are an integral part
                         of these financial statements.

                              NACO INDUSTRIES, INC.
                              ---------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  For the Year Ended November 30, 1997 and 1996
                  ---------------------------------------------

                                                                        1997                1996
                                                                  -----------------   -----------------

Supplemental disclosures:

    Income taxes paid                                           $              900              48,500
                                                                  =================   =================

    Interest paid                                               $          200,411             217,934
                                                                  =================   =================

Noncash investing and financing activities:

    Issuance of common stock for services:
      Issuance of common stock                                  $           16,000
      Consulting expenses                                                  (16,000)
                                                                  -----------------   -----------------

          Cash paid for certain consulting services                            -0-
                                                                  =================   =================

    Acquisition of property and equipment:
      Cost of property and equipment                            $                              414,147
      Debt obligations assumed                                                                (103,816)
      Increase in related party loan                                                            (7,340)
                                                                  -----------------   -----------------

          Cash paid for property and equipment                  $                              302,991
                                                                  =================   =================

    Sale of property and equipment:
      Gain on sale of fixed assets                              $                                1,696
      Contributed capital - sale of equipment to related party                                  37,182
      Book value of assets disposed                                                             26,239
      Debt assumed by purchasers                                                               (61,825)
                                                                  -----------------   -----------------

          Proceeds from sale of assets                          $                                3,292
                                                                  =================   =================

    Borrowings on line of credit:
      Net increase (decrease) in borrowings on line of credit   $                             (140,674)
      Net borrowings on line of credit refinanced by proceeds
        from long-term debt                                                                    220,430
                                                                  -----------------   -----------------

          Net borrowings on line of credit                      $                               79,756
                                                                  =================   =================

    Stock transactions:
      Net proceeds from stock issuance                          $                              512,873
      Prepaid stock issuance costs applied against proceeds                                    195,748
      Accounts payable refinanced with proceeds from
        stock issuance                                                                        (315,625)
                                                                  -----------------   -----------------

      Net borrowings on line of credit refinanced by
        proceeds from stock issuance                            $                              392,996
                                                                  =================   =================


                   The accompanying notes are an integral part
                         of these financial statements.


                              NACO INDUSTRIES, INC.
                              ---------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  For the Year Ended November 30, 1997 and 1996
                  ---------------------------------------------


                                                                        1997                1996
                                                                  -----------------   -----------------

Supplemental disclosures: (continued)

      Purchase of subsidiary:
        Value of inventory received                             $                                3,308
        Value of equipment purchased                                                           105,701
        Goodwill purchased                                                                      88,718
        Accounts payable assumed                                                               (43,975)
        Accrued expenses assumed                                                               (36,220)
        Note to related party                                                                  (25,139)
        Short term debt assumed                                                                (85,391)
        Long term debt assumed                                                                  (7,002)
                                                                  -----------------   -----------------

          Cash used to purchase subsidiary                      $                                  -0-
                                                                  =================   =================



                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of Operations
--------------------

         NACO Industries, Inc. and its subsidiary NACO Composites, Inc. (the "Company") are manufacturing companies, which produce and sell polyvinyl chloride (PVC), and composite products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors. Manufacturing and distributing facilities are located in Garden City, Kansas; Logan, Utah; Ogden, Utah and Lodi, California.

Basis of Presentation
---------------------

         The  consolidated  financial  statements  include the  accounts of NACO
Industries, Inc. and its subsidiary NACO Composites, Inc. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends November 30th each year.

Concentration of Credit Risk
----------------------------

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

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

Financial Instruments
---------------------

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

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

Inventory
---------

         Raw material inventory and goods purchased for resale are recorded at the lower of cost (first-in, first-out method) or market. Manufactured finished goods and work in process inventory are recorded at the lower of cost (standard cost method) or market which represents management's estimate of its net realizable value.

Fixed Assets and Depreciation
-----------------------------

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

Revenue Recognition
-------------------

         Inventory is shipped to and held by warehouse agents. Revenue is recognized under these arrangements upon the sale of the inventory.

Stock Based Compensation
------------------------

         The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, recognizes no compensation expense for the stock option grants.

Research and Development
------------------------

         Research and development costs are expensed when incurred.

Income Taxes
------------

         The Company and its subsidiary file consolidated federal and state tax returns. Deferred income taxes are provided for differences between financial statement and income tax reporting. These differences occur primarily from the use of the accelerated cost methods to depreciate fixed assets and from inventory capitalization requirements used for income tax purposes.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

Earnings Per Share
------------------

         Earnings per share amounts are computed based on the weighted average number of shares actually outstanding (shares issued less shares in treasury).

Impact of Recently Issued Accounting Standards
----------------------------------------------

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", and SFAS No. 129, "Disclosure of Information about Capital Structure". Both statements are effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Early adoption of SFAS No. 128 is not permitted. SFAS No. 129 requires an entity to explain the permanent rights and privileges of outstanding securities. The Company believes that adoption of these statements will not have a material affect on its earnings per share disclosures.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will require reporting unrealized gains and losses on future investments in debt and equity securities in comprehensive income.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts reported in the financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company's reportable operating segments are not expected to change as a result of the adoption of SFAS No. 131.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 2 - Acquisitions
---------------------

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

                                          Year Ending        Nine Months Ending
                                       November 30, 1996      November 30, 1995
                                       -----------------      -----------------

  Net sales                               $   6,724,737            4,526,813
  Net income (loss)                            (162,114)            (432,254)
  Net loss available to common
       shareholders                            (196,595)

  Earnings (loss) per common share:
       Primary                                     (.13)                (.28)
       Fully diluted                               (.13)


Note 3 - Concentrations of Credit Risk
--------------------------------------

         At November 30, 1997 and November 30, 1996,  bank balances in excess of
depository   insurance   limits  were   approximately   $78,000  and   $306,000,
respectively.


Note 4 - Inventory
------------------

  Inventory consists of the following:
                                             Nov. 30,               Nov. 30,
                                               1997                   1996
                                               ----                   ----

  Raw materials                             $   309,193              242,388
  Work in process                                12,276                3,750
  Finished goods                                451,283              422,363
                                            -----------              -------

  Total                                     $   772,752              668,501
                                            ===========          ===========

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 4 - Inventory (continued)
------------------

         At November 30, 1997 and 1996, inventory is presented net of valuation allowances of $110,000 and $90,000, respectively.


Note 5 - Intangible and Other Assets
------------------------------------

         Intangible and other assets consist of the following:

                                                          Nov. 30,      Nov. 30,
                                                            1997          1996
                                                           -----         -----
Goodwill, net of accumulated amortization of
  $6,901 and $986, respectively                   $       81,817        87,732
Cash surrender value of life insurance                    16,174         9,390
Deposits                                                   8,785         8,785
                                                       ---------     ---------

     Total                                        $      106,776       105,907
                                                         =======      ========



Note 6 - Revolving Line of Credit and Short-term Notes Payable
--------------------------------------------------------------

         At November 30, 1997, the Company had borrowed $824,326 on its line of credit. The line of credit bears interest at 1.75% over prime and is collateralized by accounts receivable, intangibles, inventory, equipment, real estate and life insurance. The line of credit limit is $1,100,000 and the maturity date is August 31, 1998. The revolving line of credit loan agreement contains covenants pertaining to compliance with the bank's borrowing base requirements. The line of credit agreement also contains covenants pertaining to working capital, debt, dividends and capital purchases. Under the terms of a long-term note agreement, the Company is required to obtain written prior bank approval before making or guaranteeing loans to others, before issuing or repurchasing Company stock, and before paying dividends on capital stock. The lending institution has waived its restriction on paying dividends on the Company's preferred stock. At November 30, 1996, the Company had borrowed $664,326 on its line of credit.

         At November 30, 1997, the Company's working capital ratio was in breach of the line of credit loan agreement. The Company also repurchased preferred stock without obtaining a written waiver from the lending institution. The Company received a written waiver of these restrictive covenants for the period ending November 30, 1997.

         Short-term notes payable at November 30, 1997 and 1996 consist of a demand note payable to a bank and a note payable to an insurance company. If demand is not made, the note payable to the bank is due in monthly installments of $1,796 with interest at 1.5% over prime and is secured by equipment. The note

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 6 - Revolving Line of Credit and Short-term Notes Payable (continued)
--------------------------------------------------------------------------

payable to the insurance company bears interest at 8.15%, is due January, 1998 and is secured by life insurance. The outstanding balance due to the bank at November 30, 1997 and 1996 was $71,271 and $85,000, respectively. The note payable to the insurance company at November 30, 1996 bore interest at 6.85%.


Note 7 - Long-Term Obligations
------------------------------

Long-term obligations consists of:                                Nov. 30,           Nov. 30,
                                                                    1997               1996
                                                                    ----               ----
Installment notes payable, secured by vehicles.
 Payable monthly at 8.50% - 9.75% interest.
 Maturities from July, 1999 to May, 2001.               $         38,048             52,800

Notes payable to finance operations and capital
 additions, secured by current and fixed assets
 and life insurance.  Payable at 8.75% to 10.25%
 interest with maturities through February, 2010.                533,465            637,462

Notes payable for redemption of Company
 stock and non-competition agreement, secured
 by treasury stock.  Payable monthly at 8.25%
 through June, 2002.                                             194,847            229,216

Capital equipment leases,  secured by
 related equipment.  Payable monthly at
 12.52% - 23.44% interest, with maturities
 through October, 2000.                                          130,900            189,301
                                                                 -------            -------

  Total long-term obligations                                    897,260          1,108,779

         Less: current portion                                  (233,259)          (212,400)
                                                              -----------          --------

         Long-term portion                             $         664,601            896,379
                                                               =========          =========

         At  November  30,  1997  and  1996,  the book  value  of the  Company's long-term obligations excluding capital leases is $766,360 and $919,478, respectively. Fair value using current market rates is approximately $758,000 and $913,000, respectively. Borrowings from Nations Bank, Kansas for short-term and long-term debt are $1,357,791 and $1,301,788, respectively. During fiscal year 1996, the Company received a commitment from a leasing company for financing in the amount of $258,000 and the unused portion of this commitment at year end was $184,900. The unused commitment lapsed during fiscal year 1997.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 7 - Long-Term Obligations (continued)
------------------------------

         At November 30, 1997, current maturities of long-term obligations (both long-term debt and capital lease obligations) are as follows:

                     Period ending
                     November 30
                     -----------
                          1998                 $     233,259
                          1999                       226,400
                          2000                       175,100
                          2001                        62,900
                          2002                        39,700
                          Thereafter                 159,901
                                                     -------

                          Total                $     897,260
                                                   =========


         At  November  30,  1997  and  1996,  the  cost  and   amortization  (or
depreciation) of capitalized leased equipment are as follows:
                                                      Nov. 30,          Nov. 30,
                                                        1997              1996
                                                        ----              ----

         Cost                                  $     244,293           249,160
         Current year depreciation                    39,234            29,950
         Accumulated depreciation                    104,461            65,227


         Annual lease payments under leases in effect at November 30, 1997 are as follows:

                      Period ending
                       November 30
                       -----------
                           1998                                  $      77,200
                           1999                                         48,600
                           2000                                         22,900
                           2001                                          3,318
                           Less amount representing interest           (21,118)
                                                                       -------
         Present value of obligations under capital
          leases (interest at 12.52% to 23.44%)                  $     130,900
                                                                       =======

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 8 - Operating Leases
-------------------------

         The Company leases its Logan, Utah and Lodi, California facilities and certain equipment under non-cancelable operating leases. The Company leases its Ogden, Utah facility under a cancelable operating lease. The lease for the Logan facility, Ogden facility and certain equipment are with related parties (See
Note 16). Rental expense under these operating leases for the year ended November 30, 1997 and 1996 was approximately $219,000 and $171,000, respectively.

         The lease for the Logan facility and certain equipment does not provide for a renewal option, however, since the lease is with a related party renewal is considered likely. Under the terms of the lease for the Ogden facility, the Company has an annual option for renewal through October 1999. The Company has an option to purchase the facility for $325,000 if the lessors are unable to obtain financing for any necessary expansion of the improvements on the leased premises. The lease for the California facility is adjusted annually for changes in the consumer price index for the San Francisco Bay Area.

         Minimum future rental payments on non-cancelable leases as of November 30, 1997 for each of the next 5 years and in the aggregate are:

                   Period ending
                   November 30
                   -----------
                         1998                                      $   167,496
                         1999                                          158,180
                         2000                                            9,300
                         2001
                         2002                                          _______
                         Total minimum future rentals              $   334,976
                                                                       =======


Note 9 - Preferred Stock, Units and Warrants
--------------------------------------------

Preferred stock:

         In February 1995, the Company amended its Articles of Incorporation to authorize 330,000 shares of Series 1, Class A, 7% Cumulative Convertible
Preferred Stock, $3 par value per share. In the event of liquidation of the Company, the preferred stock will have a liquidation preference to the extent of $6 per share plus accrued and unpaid dividends. The preferred stock is convertible at any time after January 1, 1996, into shares of the Company's common stock at a conversion rate of two shares of common stock from one share of preferred stock. Dividends on the shares of preferred stock are cumulative from the date of first issuance and will be payable semi-annually at the rate of

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 9 - Preferred Stock, Units and Warrants (continued)
--------------------------------------------

7% per annum of the stated unit value of $6 per share on February 28 and August 31 of each year. No dividends may be paid to common shareholders until all cumulative dividends and preferred shares have been declared and paid. The preferred stock may be redeemed at any time after January 1, 1996, at $6 per share plus all accrued and unpaid dividends. Dividends in arrears were $34,468 ($.21 per share) at November 30, 1997. The preferred stock and common stock are entitled to one vote per share.

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

         In connection with the public offering, the Company loaned three individuals $6,000 for an aggregate of $18,000 which was used to purchase units in the Company's public offering. Upon further reflection the Company elected to rescind these investments and refunded the $18,000 paid for the 3,000 units. The loans were repaid in full by the borrowers. In addition, the Company loaned $25,000 to an employee who also purchased units in the offering. The employee repaid the Company the amount loaned and retained his units.

         On March 7, 1996, the Company initiated an offering of units exempt from registration under the Securities Act of 1933. The offering consisted of 175,000 units at an offering price of $6.00 per unit. Each unit consists of one share of Series 1, Class A, 7% Cumulative Convertible Preferred Stock and a warrant to purchase one share of Common Stock at an exercise price of $3.75 per common share. The offering was made on a "best efforts" basis and continued until June 30, 1997. Selling commissions equal to 10% of the offering price of the units were paid to certain placement agents participating in the offering. The Company sold 52,000 units and received net proceeds of $295,800.

         On March 5, 1997, the Company entered into an offshore securities subscription agreement with Britannia Holdings Ltd. Of England (Britannia) and on March 5, 1997, the Company sold 343,750 units for an aggregate purchase price of $825,000. The sale was made without registration under the Securities Act of 1933 in reliance upon Regulation S. Each unit consists of one share of common stock and forty-four one hundredth (.44) of a warrant to purchase an additional share of common stock at an exercise price of $3.50 per share. The warrant will expire in three years subject to extension as described below. The warrants are currently callable by the registrant anytime after its common stock trades for a bid price of $7.50 or higher for 30 trading days in a row.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 9 - Preferred Stock, Units and Warrants (continued)
--------------------------------------------

         In connection with the sale of the above units, the Company also granted Britannia the option to purchase 343,750 additional units for up to twelve months. If Britannia purchases all of the units subject to the option, the Company will extend the exercise period of all of the warrants issued as part of the units from three years to seven years and increase the call price on such warrants from $7.50 to $15.00.

         As part of the consideration for the stock agreement, the Company has agreed to credit 24,062 additional shares of common stock per year to Britannia if the Company does not establish a market for its common stock that trades for at least $6.00 per share for any ten consecutive days within twenty-four months after March 5, 1997.

Warrants:

         At November 30, 1997 and 1996, the Company had outstanding warrants to purchase 107,879 and 75,713 shares of the Company's common stock, respectively. Each full warrant entitles the holder to purchase one share of common stock at an exercise price of $3.75 per share at any time after May 31, 1996 and for two years thereafter unless extended by the Company or earlier called for redemption. The warrants are redeemable by the Company at any time after January 1, 1997. The redemption price for the warrants is $.10 per warrant.

         In September 1996, the Company entered into an agreement with Extol International Corporation (Extol) to provide investor relations and financial consulting services to the Company. As part of this agreement, Extol has the right to purchase for $100 a warrant to purchase 50,000 shares of the Company's common stock at $3.50 per share. This warrant is exercisable for five years from the date of issuance, and will carry "piggyback" registration rights. Extol has agreed to take common stock and cash for payment of services. Jim Czirr the majority shareholder in Extol became a board member August 27, 1997 (See Note
16).


Note 10 - Stock Options
-----------------------

         The Company has outstanding non-qualified stock options for 60,000 common shares to its directors with an option price of $3 per share. During the year, 40,000 options expired due to changes in directors. The remaining outstanding options may be exercised through the year 2005. No compensation expense has been charged to operations.

         In August 1996, the Company issued non-qualified options for 150,000 common shares to an individual as a condition of acceptance of nomination to the Board of Directors. The exercise price of the options is $4.00 per share. The options may be exercised after August 1, 1997. The maximum term of the options is six years and they vest over a five-year period. Vested options expire after 24 months. No compensation expense has been charged to operations.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 10 - Stock Options (continued)
-----------------------

         In November 1996, the Company adopted a Stock Incentive Plan, (the "Plan"), whereby certain employees may be granted incentive or non-qualified options to purchase up to 200,000 shares of the common stock of the Company. A committee appointed by the Board determines the exercise price of options granted under the Plan. The exercise price of incentive options must not be less than the fair market value of the common share as of the date of grant. The maximum term of the options is six years and they vest over a five-year period. The Company's stock incentive plan allows for granting of stock appreciation rights. Upon exercise of a stock appreciation right, the holder may receive shares of common stock and cash equal to the excess of the fair market value of the common stock at the date of exercise over the option price.

         In December of 1996, the Company granted 112,000 incentive options to certain employees with an exercise price of $3.00 per share. During the year, 14,000 incentive options were forfeited due to termination of employment. No compensation expense has been charged to operations.

         On June 20, 1997, the Company granted 20,000 options to purchase common stock to an individual who was appointed as a director of the Company during the year. The exercise price of the options is $3.00 per share. The options vested on the grant date and have a ten year contractual life. No compensation expense has been charged to operations.

         The following is a summary of the status of the Company's stock options:

                                                       Number   Weighted Average
                                                     of Shares   Exercise Price
                                                     ---------   --------------

         Outstanding at 12/1/95                       100,000        $    3.00
         Granted                                      150,000             4.00
                                                      -------             ----

         Outstanding at 11/30/96                      250,000        $    3.60
                                                      =======             ====

         Options exercisable at 11/30/96              100,000        $    3.00
                                                      =======             ====

         Fair value of options granted during 1996                   $    0.00
                                                                          ====

         Outstanding at 12/1/96                       250,000        $    3.60
         Granted                                      132,000             3.00
         Forfeited                                    (54,000)            3.00
                                                    ----------            ----

         Outstanding at 11/30/97                      328,000        $    3.46
                                                      =======             ====

         Options exercisable at 11/30/97              110,000        $    3.27
                                                    =========             ====

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 10 - Stock Options (continued)
-----------------------

         Fair value of options granted during 1997             $      117,600
                                                                      =======

         Weighted-average remaining contractual life
          of outstanding options                                   5.85 years

         No options were exercised during the year.

         In October,  1995,  the  Financial  Accounting  Standards  Board issued
Statement 123, Accounting for Stock-Based Compensation (SFAS 123). This Statement is effective for transactions that are entered into in fiscal years beginning after December 15, 1995. SFAS 123 establishes a fair value-based method of accounting for employee stock options. This method provides for compensation cost to be charged to results of operations at the grant date. However, the statement allows companies to continue to follow the accounting treatment prescribed by Accounting Principles Board Opinion 25 and provide in the footnotes pro forma net income and earnings per share information as if the SFAS 123 method had been adopted.

         In compliance with SFAS No. 123, the Company is providing the following pro forma disclosure:

                                                   1997             1996
                                                   ----             ----
         Net loss:
             As reported                       (284,005)        (126,786)
             Pro forma                         (295,605)        (126,786)

         Loss per share:
             As reported                         (.20)             (.11)
             Pro forma                           (.20)             (.11)

         The fair value of stock options granted in fiscal years 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

                                                   1997             1996
                                                   ----             ----
         Weighted average fair value           $   3.00             3.00
         Expected volatility                       1.00%            1.00%
         Risk free interest rate                   6.15%            6.64%
         Expected life in years                    5.85             4.0
         Dividend yield                            none             none

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 11 - Treasury Stock
------------------------

         On June 30, 1992, the Company purchased 1,197,675 (8,759 before stock split) of its own outstanding shares of common stock from a former officer/shareholder and two minority shareholders at an average price of $.34 ($46.25 before stock split) per share. The treasury stock serves as collateral on a note outstanding to a former officer and shareholder (See Note 7). As payments are made on the note, collateral is released and the corresponding treasury stock is retired. The Company retired 73,838 and 86,144 treasury shares in the years ending November 30, 1997, and 1996, respectively. Treasury shares outstanding at year-end represent the remaining shares pledged as collateral on the note agreement.

         During fiscal year 1997, the Company purchased 1,667 shares of preferred stock from a former employee. The purchased shares have been recorded as treasury stock of the Company.


Note 12 - Earnings Per Share
----------------------------

         Earnings per common share are computed using the weighted average number of common and common equivalent shares outstanding during the period. For earnings per share calculation purposes, net income is reduced by cumulative dividends on preferred stock. The Company's stock options and warrants are considered to be common stock equivalents. The market price has not exceeded the option price for the outstanding options and warrants and therefore no dilution has occurred. Fully diluted earnings per share are computed based on an increased number of shares that would be outstanding assuming the conversion of the Company's cumulative preferred stock. During a loss period, the assumed conversion of convertible preferred stock has an anti-dilutive effect. As a result, these shares have not been included in the calculation of fully diluted earnings per share.


Note 13 - Pension Plan
----------------------

         The Company sponsors an IRC Sec. 401(k) deferred compensation plan that covers all employees over age 21 with over one year of service. The Company makes matching contributions, at 50% of the employee's deferral up to 4% of gross wages for employees who elect salary deferral. The amount of pension expense for the years ending November 30, 1997 and 1996 was $22,355 and $17,129, respectively.


Note 14 - Advertising
---------------------

         Advertising costs are charged to operations when the advertising first takes place. Advertising expense for the years ending November 30, 1997 and 1996 was $21,105 and $59,780, respectively.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 15 - Income Taxes
----------------------

         Income tax expense consists of the following:           Nov. 30,            Nov, 30,
                                                                   1997               1996
                                                                   ----               ----
     Currently payable:
         Federal                                               $           0                  0
            State                                                      1,100              2,090
                                                                  ----------          ---------

                                                                       1,100              2,090
         Deferred                                                    (86,200)           (20,750)
         Valuation allowance                                         101,300             18,600
                                                                  ----------            -------

     Income tax expense (benefit)                              $      16,200            (    60)
                                                                 ===========           =========

         Taxes identified as currently payable are the taxes due on the Company's income tax returns before estimated payments and other credits.

         Deferred income taxes arise mainly because certain items of expense are recognized in different periods for financial reporting and income tax purposes. Although the Company expects to benefit from its deferred tax assets, realization of deferred tax assets is dependent upon the Company generating sufficient future taxable income against which its loss carryforward can be offset.

         The deferred tax asset and deferred tax liability was comprised of the following items at November 30, 1997 and 1996:

                                                                     Nov. 30,           Nov. 30,
                                                                       1997               1996
                                                                       ----               ----
         Deferred tax asset:
           Inventory                                           $        59,600             50,500
           Net operating loss carryforward                             137,000             45,900
              Other                                                     25,400             24,300
                                                                        ------           --------

                                                                       222,000            120,700

           Valuation allowance                                        (222,000)          (120,700)
                                                                      --------           --------

           Net deferred tax asset                              $             0                  0
                                                                     =========          =========

         Deferred tax liability:

           Tax over book depreciation                          $        94,200             79,100
                                                                      ========            =======

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 15 - Income Taxes (continued)
----------------------

         The Company has available at November 30, 1997, approximately $363,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in the years 2010 and 2012.

         Income tax expense differs from the customary effective United States rate, primarily as a result of the following:

                                                            Nov. 30,           Nov. 30,
                                                              1997               1996
                                                              ----               ----

Computed "expected" tax expense (benefit)            $       (87,700)           (32,700)

State income tax expense (benefit), net of
 federal income tax benefit                                  (10,300)            (4,500)

Valuation allowance on deferred tax assets                   101,300             18,600

Non-deductible items                                           2,100              3,250

Taxable sale of assets to related party                                          14,500

Rate differences and other                                    10,800                790
                                                        ------------           --------

         Income tax expense                          $        16,200                (60)
                                                        ============           ========


Note 16 - Related-Party Transactions
------------------------------------

         The Company leases the Logan, Utah manufacturing and sales facility and certain equipment from P.V.C., Inc., a corporation owned by the Company's majority shareholder. In July 1994, the Company extended its lease with P.V.C., Inc. through December 31, 1999. The lease agreement currently requires rents in the amount of $9,300 per month.

         The Company has guaranteed a second mortgage on the facilities it leases from P.V.C., Inc. At November 30, 1997 and 1996, the outstanding mortgage balance was approximately $240,00 and $253,000, respectively. The mortgage is secured by the leased property, bears an interest rate of two percent over prime and is payable in monthly installments of $2,629 through 2009.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 16 - Related-Party Transactions (continued)
------------------------------------

         At November 30, 1997, the Company had loaned P.V.C. Inc. $15,704. At November 30, 1996, the Company had borrowed $14,242 from P.V.C., Inc. Intercompany loans are non-interest bearing and payable on demand. During the year ending November 30, 1996, the Company sold to P.V.C., Inc. equipment for $42,705. In connection with this sale the Company recorded a capital contribution for $37,182.

         The Company leases the Ogden, Utah manufacturing and sales facility from Ronald L. Dreager, an employee and director of NACO Composites, Inc. Monthly rentals are due in the amount of $4,500 and may be increased pursuant to the mutual agreement of both parties. At November 30, 1996, the Company owed Ronald L. Dreager $20,140 in connection with the asset purchase of Dreager Manufacturing.

         During the years ending November 30, 1997 and 1996, the Company paid sales commissions of $21,264 and $12,865, respectively, to a sales representative who served on the Board of Directors through August 27, 1997. The sales commissions were computed consistent with other sales representatives of the Company.

         In August 1996, the Company issued non-qualified options to James C. Czirr as a condition of acceptance of nomination to the Board of Directors (See
Note 10). Mr. Czirr is a 50% shareholder in Extol International Corporation (Extol) a consulting firm retained by the Company to provide investor relations and financial consulting services. In September 1996, the Company signed an agreement with Extol, which provides for a retainer of $3,000 per month through August, 2000. During fiscal year 1997, Mr. Czirr was appointed as a director of the Company and Extol agreed to take common stock and cash for services. Extol International received $27,900 for consulting services during fiscal year 1997 and 5,333 shares of the Company's common stock. The stock had an estimated grant date fair value of $3.00 per share. A finder's fee of ten percent was paid to Extol, in connection with the Units sold to Brittania Holdings Ltd. of England (See Note 10).

         In September 1994, the Company entered into an employment contract with Verne Bray, President, Chief Executive Officer and majority shareholder. The contract is for a term of five years and provides for a base salary of $224,000 with a cost of living adjustment based on the yearly increase in the consumer price index.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 17 - Segment Information
-----------------------------

         The Company's operations are classified into two principal industry segments, PVC fittings and valves sold through NACO Industries, Inc. and composite and fiberglass products sold through NACO Composites, Inc. During 1997, the Company's fiberglass operations were moved to NACO Composites, Inc. The Company's composite and fiberglass operations were not significant prior to fiscal year 1996. Following is a summary of segment information for fiscal years 1997 and 1996.

                                                              Fiberglass &
                                                   PVC         Composite
Fiscal year 1997:                                Products       Products           Eliminations     Consolidated
-----------------                                --------       --------           ------------     ------------

Sales to unaffiliated customers:            $      6,463,860      1,115,771                            7,579,631
Intersegment sales                                    16,141                          (16,141)
                                                 -----------     ----------           -------          ---------

Total revenue                               $      6,480,001      1,115,771           (16,141)         7,579,631
                                                   =========      =========           =======          =========

Operating profit (loss)                     $        336,566       (235,593)           (9,675)            91,298
                                                  ==========     ==========          ========

Other income and expense, net                                                                           (209,103)

General corporate expenses                                                                              (150,000)
                                                                                                        --------

Loss before income tax                                                                           $      (267,805)
                                                                                                        ========

Identifiable assets                         $      2,938,816        451,347                            3,390,163
                                                   =========      =========

Corporate assets                                                                                          80,000
                                                                                                          ------

Total assets                                                                                     $     3,470,163
                                                                                                       =========

Depreciation                                $        263,976         20,913                              284,889
                                                   =========      =========                              =======

Capital expenditures                        $        407,183        107,225                              514,408
                                                   =========       ========                              =======

         Total revenue by industry includes both sales to unaffiliated customers and intersegment sales. Cost plus an estimated profit margin is used to report intersegment sales. Operating profit is total revenue less operating expenses. Operating profit for segment reporting excludes general corporate expenses, other income and expense and income tax expense or benefit. Identifiable assets are those used by each segment of the Company's operations. Corporate assets primarily represent cash.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 17 - Segment Information (continued)
-----------------------------

                                                                 Fiberglass &
                                                      PVC         Composite
Fiscal year 1996:                                   Products       Products      Eliminations       Consolidated
-----------------                                   --------       --------      ------------       ------------

Sales to unaffiliated customers:            $      5,942,074        341,560                            6,283,634

Intersegment sales                                 ---------      ---------       -----------          ---------

Total revenue                               $      5,942,074        341,560                            6,283,634
                                                   =========      =========       ===========          =========

Operating profit (loss)                     $        394,446        (97,551)                             296,895
                                                  ==========      =========       ===========

Other income and expense, net                                                                           (193,741)

General corporate expenses                                                                              (230,000)
                                                                                                        --------

Loss before income tax                                                                           $      (126,846)
                                                                                                        =========

Identifiable assets                         $      2,736,454        271,134                            3,007,588
                                                   =========      =========

Corporate assets                                                                                         200,000
                                                                                                         -------

Total assets                                                                                     $     3,207,588
                                                                                                       =========

Depreciation                                $        223,320         12,603                              235,923
                                                   =========      =========                              =======

Capital expenditures                        $        399,278        113,230                              512,508
                                                   =========       ========                              =======


Note 20 - Capital Resources
---------------------------

          The Company has incurred significant costs the past two years for capital additions to increase production capacity and diversify into a broader mix of product line. These costs combined with increases in costs incurred in the acquisition of a new subsidiary and subsequent operations have caused the Company's profitability to decline. Management believes that the Company can continue to diversify sales in new and expanded product lines and improve the subsidiary's gross margin. It is not possible to predict at this time the success of these efforts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 1998.

                                             NACO INDUSTRIES, INC.



                                             /s/  Verne E. Bray
                                           -------------------------------------
                                               Verne E. Bray, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




     Signature                     Title                           Date
     ---------                     -----                           ----



  /s/ Verne E. Bray        President and Director
-----------------------    (Principal Executive Officer)       February 27, 1998
Verne E. Bray



  /s/ Jeffrey J. Kirby     Vice President,
-----------------------    Secretary and Director              February 27, 1998
Jeffrey J. Kirby           (Principal Accounting Officer)


-----------------------    Director                            February 27, 1998
Jim C. Czirr

  /s/ Peter Heilmayr       Director                            February 27, 1998
-----------------------
Peter Heilmayr

-----------------------    Director                            February 27, 1998
Kenneth Nordlund


              Supplemental Information to be Furnished with Reports
                     Filed Pursuant to Section 15(d) of the
                     Exchange Act by Non-Reporting Issuers.

         The Company currently does not intend to prepare and distribute a separate annual report to shareholders. A copy of an information statement relating to a meeting of the shareholders of the Company held in August, 1997 is being furnished supplementally to the Commission pursuant to the requirements of Form 10-KSB.

                                  EXHIBIT INDEX



                                        Description                                    Exhibit No.
          -----------------------------------------------------------------------  -------------------

   3(i)    Articles of Incorporation of the Company                                        (1)

   3(ii)   Bylaws of the Company................................................           (1)

   3       Instruments Defining Rights of Security Holders......................           (2)

 10.1      Employment Agreement of Verne Bray, as amended.......................           (3)

 10.2      Nonqualified Stock Option Agreement..................................           (1)

 10.3      Lease Agreement on Logan, Utah Facility..............................           (1)

 10.4      Lease Agreement on Lodi, California Facility.........................           (1)

 10.5      Promissory Note with P.V.C., Inc.....................................           (1)

 10.6      Sales Representation Agreement with Thomas Christy...................           (1)

 10.7      Loan Agreement with NationBank.......................................          10.7

 10.8      Stock Redemption Agreement with Maurice A. Coen, David Coen
           and Kirk Coen........................................................           (1)

 10.9      Agreements with warehouse agents.....................................           (2)

 10.10     Lease Agreement in Ogden, Utah facility..............................           (4)

 10.11     Stock Incentive Plan.................................................          10.11

  21       Subsidiaries of Registrant...........................................           21

  27       Financial Data Schedule..............................................           27

-------------------------

(1) Filed as an Exhibit in the original filing of the SB-2 Registration Statement filed with the Securities and Exchange Commission on October 12, 1994, SEC file number 3385044-D.
(2) Filed as an Exhibit to Amendment Number 1 of the SB-2 Registration Statement filed with the Securities and Exchange Commission on December 28, 1994.
(3) Filed as an Exhibit to Amendment Number 3 of the SB-2 Registration Statement filed with the Securities and Exchange Commission on April 5, 1995.
(4) Filed as an Exhibit to the Company' Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.