Form 10KSB/A
period 1997-11-30
NACO INDUSTRIES INC
filed 1998-03-23
CIK 931585

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

|X| AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
      _______________



                              NACO INDUSTRIES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Utah                           33-85044-D                48-0836971
------------------               ------------------         ----------------
(State or other jurisdiction      (Commission File No.)       (IRS Employer
of incorporation)                                            Identification No.)

                               395 West 1400 North
                                Logan, Utah 84341
              -----------------------------------------------------
          (Address of principal executive offices, including zip code)


      Registrant's telephone number, including area code:  (435) 753-8020


      Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on Which
   Title of Each Class                                 Registered
--------------------------                     ----------------------------

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

      Transitional Small Business Disclosure Format:  YES  |X|     NO

      Item 10 of the Registrant's Annual Report on Form 10-KSB is hereby amended to read in its entirety as follows:

Item 10.    Executive Compensation
            ----------------------

      The following table sets forth compensation paid or accrued by NACO Industries, Inc. during the last three fiscal years to its Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeded $ 100,000.


                          SUMMARY COMPENSATION TABLE


                                             Annual Compensation
                                           -----------------------

                                                        Other Annual    All Other
    Name & Position             Year    Salary    Bonus  Compensation  Compensation(1)
------------------------------  ----    -------   -----  ------------  ---------------

Verne Bray                      1997    $233,268    0          0          $4,050
   Chief Executive Officer      1996     211,086    0          0           3,906
      and President             1995     214,931    0          0           2,645


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


                                                            Number of          Value of Unexercised
                                                      Unexercised Options     In-the-Money Options at
                                                          at FY-End(#)             FY-End($)(1)
                                                         --------------           ----------------
                          Shares Acquire    Value         Exercisable/              Exercisable/
          Name            on Exercise(#)    Realized($)   Unexercisable            Unexercisable
          ----            --------------    -----------  --------------           ----------------

Verne Bray
   Chief Executive Officer      --               --          20,000/0                   $0/$0
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

                                  SIGNATURES


   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 on Form 10-KSB\A to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1998.

                                        NACO INDUSTRIES, INC.



                                     By: /s/ Jeffrey J. Kirby
                                         --------------------
                                               Vice President