Form 10QSB
period 1998-02-28
NACO INDUSTRIES INC
filed 1998-04-14
CIK 931585

SEC File No. 33-85044-d
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended February 28,1998

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File number 33-85044-d

                              NACO Industries, Inc.
                              ---------------------
             (Exact Name of Registrant as specified in its charter)

                    Utah                                  48-0836971
                    ----                                  ----------
          (State of Incorporation)                    (Federal IRS No.)

                     395 West 1400 North, Logan, Utah 84341
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Registrant's Telephone Number 435-753-8020
                                                 ------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         As of February 28, 1998, the Registrant had 1,849,083 shares of Common Stock and 163,745 shares of Preferred Stock outstanding.


         Transitional Small Business Disclosure Format        Yes     No  X
                                                                         ---

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
See attached Consolidated Financial Statements for February 28, 1998

NACO Industries, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS


                                February 28, 1997

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NACO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                         February 28             November 30
                                                      ------------------      -------------------
ASSETS                                                      1998                     1997
------
                                                      ------------------      -------------------
Current assets:
  Cash                                              $            91,573                   75,378
  Accounts receivable, net of allowances
    of $70,250 / $69,750                                        868,045                  671,562
  Inventory                                                     920,063                  772,752
  Income taxes receivable                                         5,100                    5,100
  Other current assets                                           71,735                   97,561
                                                      ------------------      -------------------
       Total current assets                                   1,956,516                1,622,353
                                                      ------------------      -------------------

Property and equipment:
  Land                                                           40,700                   40,700
  Buildings and improvements                                    604,437                  600,786
  Equipment and vehicles                                      2,594,766                2,449,997
  Equipment construction in progress                             32,385                   89,980
                                                      ------------------      -------------------
       Total property and equipment                           3,272,288                3,181,463

  Accumulated depreciation                                   (1,537,882)              (1,456,133)
                                                      ------------------      -------------------
       Net property and equipment                             1,734,406                1,725,330
                                                      ------------------      -------------------

Other assets:
  Intangible and other assets                                   105,297                  106,776
                                                      ------------------      -------------------
       Total other assets                                       105,297                  106,776
                                                      ------------------      -------------------
       Total assets                                 $         3,796,219                3,454,459
                                                      ==================      ===================


NACO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                 February 28           November 30
                                                              ------------------    -------------------
LIABILITIES:                                                        1998                   1997
------------                                                  ------------------    -------------------

Current liabilities:
  Accounts payable                                          $           736,970                251,122
  Accrued expenses                                                      168,788                198,046
  Line of credit                                                        999,326                824,326
  Current portion of long-term obligations                              266,637                321,801
  Due to (from) related party                                           (17,815)               (15,704)
                                                              ------------------    -------------------
       Total current liabilities                                      2,153,906              1,579,591

Long-term liabilities:
  Long-term obligations, less current portion                           690,866                664,001
  Deferred income taxes                                                  94,200                 94,200
                                                              ------------------    -------------------
       Total long-term liabilities                                      785,066                758,201
                                                              ------------------    -------------------
       Total liabilities                                              2,938,972              2,337,792

Stockholders' equity:
  Common stock, $.01 par value; 10,000,000
    shares authorized; 2,193,796 and 2,193,796 shares issued
    (including 344,713 and 244,713 shares shares in treasury)            21,939                 21,939
  Preferred Stock,  7% Cumulative, convertible  $3.00 par value
    Shares authorized; 330,000 shares issued 165,412 and
    165,412, respectively (including 1,667 shares in treasury)
    (Aggregate liquidation preference $1,051,243 and
    $1,016,501, respectively)                                           496,236                496,236
  Additional paid-in capital                                          1,003,800              1,003,800
  Retained earnings (deficit)                                          (538,131)              (278,711)
                                                              ------------------    -------------------
                                                                        983,844              1,243,264
  Less: treasury stock - at cost                                       (126,597)              (126,597)
                                                              ------------------    -------------------
       Total stockholders' equity                                       857,247              1,116,667
                                                              ------------------    -------------------

       Total liabilities and
         stockholders' equity                               $         3,796,219              3,454,459
                                                              ==================    ===================


See Notes to Consolidated Financial Statements.

NACO INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
                                                       Three months ended
                                                           February 28
                                                 --------------------------------
                                                      1998              1997
                                                 ------------     ---------------

Sales, net                                     $    1,511,156          1,531,195

Cost of goods sold                                  1,026,916            959,306
                                                --------------     --------------

       Gross profit                                   484,240            571,889

Operating expenses:
  Selling expenses                                    352,665            346,173
  General and administrative expenses                 340,395            342,202
  Other                                                     0                  0
                                                --------------     --------------

       Total operating expenses                       693,060            688,375
                                                --------------     --------------

       Income (loss) from operations                 (208,820)          (116,486)

Other income (expense):
  Interest income                                         871                436
  Interest expense                                    (51,471)           (55,782)
                                                --------------     --------------

       Total other income (expense)                   (50,600)           (55,346)
                                                --------------     --------------

Income (loss) before income taxes                    (259,420)          (171,832)

Income tax expense (benefit)                                0                  0
                                                --------------     --------------

       Net income (loss)                       $     (259,420)          (171,832)
                                                ==============     ==============

Adjustment for preferred dividends in arrears         (68,773)           (10,701)
                                                --------------     --------------

Adjusted net to Common Stockholders            $     (328,193)          (182,533)
                                                ==============     ==============

Earnings (loss) per common share:
  Basic:
      Earnings (loss) from net income          $        (0.14)             (0.11)
      Dividends in arrears                              (0.04)             (0.01)
                                                --------------     --------------
      Net Earnings (loss)                      $       ($0.18)            ($0.12)
                                                ==============     ==============

 Diluted:
     Earnings (loss) from net income           $        (0.18)             (0.12)
                                                ==============     ==============

Weighted average number of common
  shares outstanding:
    Basic                                           1,849,083          1,500,000
                                                ==============     ==============
    Diluted                                         2,176,573          1,771,735
                                                ==============     ==============


See Notes to Consolidated Financial Statements

NACO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                          Three months ended
                                                                  February 28             February 28
                                                               ------------------------------------------
                                                                      1998                    1997
                                                               -------------------      -----------------
Cash flows from operating activities
  Net income (loss)                                          $           (259,420)              (171,832)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                          81,751                 59,041
     Amortization                                                           1,479                  1,479
     Deferred income taxes                                                      0                      0
   (Increase) decrease in:
     Accounts receivable, net                                            (196,483)               (95,376)
     Inventory                                                           (147,311)              (212,758)
     Taxes Receivable                                                           0                    200
     Other                                                                 25,826                 21,341
   Increase (decrease) in:
     Accounts payable                                                     485,848                356,671
     Accrued expenses                                                     (29,258)               (22,686)
     Income taxes payable                                                       0                      0
                                                               -------------------      -----------------
        Net cash provided by (used in)
         operating activities                                             (37,568)               (63,920)
                                                               -------------------      -----------------

Cash flows from investing activities
  Net change  property and equipment                                      (90,827)              (156,189)
  Investment in intangible and other assets                                     0                (10,717)
                                                               -------------------      -----------------
        Net cash provided by (used in) investing activities               (90,827)              (166,906)


Cash flows from financing activities
  Net change in line of credit                                            175,000                190,000
  Payments on related party loan                                           (2,111)               (35,119)
  Payments on long-term debt                                              (76,538)               (74,049)
  Payment of Preferred Stock Dividends                                          0                      0
  Proceeds from long-term loans                                            48,239                 18,468
  Proceeds from issuance of common stock                                        0                      0
  Proceeds from issuance of preferred stock                                     0                 48,000
  Purchase of treasury stock                                                    0                      0
                                                               -------------------      -----------------
        Net cash provided by (used in) financing activities               144,590                147,300
                                                               -------------------      -----------------

Increase (decrease) in cash                                                16,195                (83,526)

        Cash, beginning of period                                          75,378                198,306
                                                               -------------------      -----------------

        Cash, end of period                                  $             91,573                114,780
                                                               ===================      =================

See Notes to Consolidated Financial Statements
Supplemental disclosures:
    Income Taxes Paid                                        $                  0                      0
    Interest Paid                                            $             37,926                 39,667

                              NACO INDUSTRIES, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                February 28, 1998


NOTE A - BASIS OF PRESENTATION

         Management has elected to omit substantially all footnotes to these unaudited consolidated quarterly financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1998. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1997.

NOTE B - INVENTORY

         Inventory consists of the following:

                                              February 28,          Nov. 30,
                                                     1998              1997
                                                     ----              ----
     Raw Materials                               $309,240          $309,193
     Work In Process                               12,169            12,276
     Finished goods                               598,654           451,283
                                                  -------           -------

              Total                              $920,063          $772,752

NOTE C - DIVIDENDS

     Dividends on the preferred stock are cumulative at 7%. At February 28, 1998, the cumulative amount of dividends accrued was $68,773. Of this amount $68,773 was in arrears.

NOTE D - EARNINGS PER SHARE

     Effective February 28, 1998 the Company adopted SFAS No. 128, "Earnings Per Share:, which establishes new standards for computing and presenting earnings per share. No restatement was required for prior year's earnings per share figures to conform to the new standard. Basic earnings per common share are calculated by dividing adjusted net income by the average shares of common stock outstanding during the period. The calculation of diluted earnings per share of common stock assumes the diluting effect of the Company's cumulative preferred stock, options and warrants. During the period the market price did not exceed the option price for the outstanding options and warrants and therefore no dilution occurred. When conversion of potential common shares has an anti-dilutive effect no conversion is assumed in the diluted earnings per share calculation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

Introduction

         NACO is a manufacturing company, which produces and sells polyvinyl chloride (PVC) products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 36" in diameter), as well as molded fittings (4" though 10" in diameter). Pipe fittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter). The Company, through its subsidiary, also manufacturers and sells composite products.

Results of Operations

         The following discussion relates to the three months ended February 28, 1998 and February 28, 1997. For comparison purposes percent of sales will be used rather than dollars. In the following discussion, the three months ended February 28, 1998 and February 28, 1997 are referred to as 1Q98 and 1Q97, respectively.

         Overview. The Company sustained an operating loss for the three-month period ending February 28, 1998. The loss is a result of several factors. First the Company's plastics and composite products operations generated an operating loss of $193,352 and $66,068 respectively. Management believes such losses resulted primarily from the seasonal nature of these businesses and poor weather conditions. The unusually wet weather in the West Coast and Midwest regions was a material factor in lower sales of the Company's agricultural fittings products. Installation of an irrigation system is very difficult if not possible in extremely wet weather. The Composites segment relies heavily on the construction industry, which is adversely affected by cold winter weather. The Company is continuing to diversify and expand into the industrial and commercial markets. Although these markets tend to have lower sales during winter months, they are less seasonal than the Company's current markets. Sales in these markets increased from 2.2% of total revenues in 1Q97 to 10.1% in 1Q98. The Company also continues to review its operations to try and reduce expenses without affecting quality and service to its customers.

         Sales. Net sales for 1Q98 decreased by 1.3% to $1,511,156 compared to net sales of $1,531,195 for 2Q97. Net sales for the plastics segment increased by 0.6% to $1,323,858 in 1Q98 compared to net sales of $1,316,555 for 1Q97. Net sales for the composite segment decreased by 12.7% to $187,299 in 1Q98 compared to net sales of $214,641 for 1Q97. These decreases resulted primarily from both a decrease in volume primarily due to the unusually wet weather on the West Coast and Midwest regions. Weather traditionally can move sales a month or two earlier or later in the season depending whether the weather is harsh or mild. If weather continues to be unseasonably wet, some irrigation projects may be put off until fall, which could also affect the 2nd quarter sales in plastic fittings. Sales decreased mostly in the agricultural line of fittings, but was offset by an increase mainly in the sewer line of fittings so overall sales remained very close to the previous year sales.

         Gross Margin. Gross margin, as a percent of sales for 1Q98 was 32.0% compared to 37.4% 1Q97. Gross margin for plastics and composites respectively as a percent of sales for 1Q98 was 35.1% and 10.4% respectively compared to 42.5% and 5.7% for 1Q97. The decrease in gross margin in plastics is mainly due to the higher percentage of sales from the sewer product line in 1Q98 compared to 1Q97. Sewer as a percent of total sales increased from 2.2% in 1Q97 to 10.1% in 1Q98. Gross margins on sewer fittings are generally lower than on the other fittings made by the Company due to market pricing in the industry. The composites gross margin continues to be low because of low volumes and fixed overhead cost. Management believes that increases in volume along with improving through put should improve gross margins in both areas. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed.

         Selling. Selling expenses were 23.3% of net sales for 1Q98 compared to 22.6% for 1Q97. Advertising increased as a percent of sales from .2% in 1Q97 to
 .8% in 1Q98 primarily because brochures were produced for the composite product lines during 1Q98, which was not done a year ago in 1Q97. Salaries and related benefits increased 10.5.% from 1Q97 to 1Q98 mainly due to the addition of a salesman in the Naco Composites division and an average 3.2% pay increase.

         General and Administrative. General and administrative expenses remained relatively level as a percent of sales. They were 22.5% of net sales for 1Q98 compared to 22.4% for 1Q97. As a percent of sales, salaries and related benefits increased 3% mainly due to a average pay increase of 3.2% over 1Q97. Insurance expense increased $4,244 from 1Q97 to 1Q98 or 24.3% as a percent of sales due to the addition of Naco Composites and additions in fixed assets due to expansion of the facilities. Professional fees, telephone, and utilities all decreased from 1Q97.

         Other. Other expenses/revenues were 3.3% for 1Q98 compared to 3.6% for 1Q97. Interest expense went from 3.6% in 1Q98 to 3.4% in 1Q98 mainly because of a decrease in the overall debt load of the Company. The effective interest rates (interest expense divided by the average debt balance for the period) for 1Q98 and 1Q97 were 11.14% and 11.42%, respectively.

Liquidity and Capital Resources

         The Company's sources of liquidity have been cash from operations, credit facilities and equity financing. Cash used in operating activities was $37,568 in 1Q98. Cash as of 2-28-98 was $91,573, an increase of $16,195 from
November 30, 1997. The increase resulted primarily from an increase in payables. Because of the continued growth and need for capital, the Company is facing a potential cash flow shortage.

         The Company continues to struggle with its liquidity position. With the losses and the expansions, the Company has reduced its available working capital significantly. The losses have been explained in above paragraphs. During the expansion, part of the capital improvements and new equipment funding has been from the line of credit and internal financing. The total cash paid for property and equipment totals $90,827 in 1Q98 and $166,906 in 1Q97. The Company also increased trade payables by $485,848 from November 30, 1997 to February 28, 1998. At November 30, 1997 the Company was current on trade payables, but at February 28, 1998 the Company was out 60 days. Cash flow traditionally is always slow during the 1st quarter and improves during the 2nd quarter. The Company is addressing the potential cash flow shortage by managing inventories, increasing the sales effort and working to reduce expenses.

         Management believes that external financing or additional capital is necessary to replenish working capital to permit the Company to meet its obligations on a timely basis and to provide the additional working capital which will be required to sustain the expected growth. At February 28, 1998 the revolving line of credit was $1,100,000 of which $999,326 was used leaving only $100,674 available. The availability of the line is based on a percent of accounts receivable and inventory and the maturity date is August 31, 1998. At February 28, 1998 the Company's current ratio was in breach of the line of credit loan agreement. The Company received a written waiver of this restrictive covenant for the period ending February 28, 1998, and may need to obtain similar waivers in the future if operating results do not improve. The Company is working on several options to improve working capital including private placement of equity.

         Under the terms of the Company's line of credit, the Company is prohibited from making capital expenditures in excess of $150,000 unless its working capital ratio improves.

         Management believes that the actions presently being taken to revise the Company's operating and financial requirements and to raise additional capital, together with its capital resources on hand at February 28, 1998, revenues from sales and bank resources, will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing will be available on terms favorable to the Company, if at all. If the Company is unable to secure additional financing or raise additional capital, this will likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations. If the Company raises capital through equity financing, this may result in dilution to existing holders of common stock and preferred stock.

Factors Affecting Future Results

         The Company's operating results are subject to certain inherent risks that could adversely affect the Company's operating results and its ability to operate profitably. If the Company is not able to successfully secure sufficient equity or debt financing to meet its working capital and operational requirements as discussed above, this will likely have a material adverse effect on the Company's operating results. In addition, the Company's operating results also could be adversely affected by increased competition in the markets, competitors offering products at prices below the Company's prices, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials, changes in economic conditions in its markets, unanticipated expenses or events and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)      Exhibits.  The following are filed as exhibits to this Report.


                         Regulation S-K
                           Exhibit No.            Description
                         ---------------   -------------------------------------

                               27          Financial Data Schedule



         (b)      Reports on Form 8-K.  None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant



By       /s/ VERNE E. BRAY                                April 7, 1998
   -------------------------------------------            -------------
         Verne E. Bray                                    Date
         President


By       /s/ JEFFREY J. KIRBY                             April 7, 1998
   -------------------------------------------            -------------
         Jeffrey J. Kirby                                 Date
         Principal Financial Officer