Form 10QSB
period 1998-05-31
NACO INDUSTRIES INC
filed 1998-07-15
CIK 931585

SEC File No. 33-85044-d
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 31,1998

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File number 33-85044-d

                              NACO Industries, Inc.
                              ---------------------
        (Exact Name of small business issuer as specified in its charter)

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

         As of May 31, 1998, the Registrant had 1,861,852 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


         Transitional Small Business Disclosure Format        Yes     No  X
                                                                         ---

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
See attached Consolidated Financial Statements for May 31, 1998

NACO Industries, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS


                                  May 31, 1998

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NACO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   May 31                    November 30
                                                               ----------------            ----------------
ASSETS                                                              1998                         1997
------                                                         ----------------            ----------------
Current assets:
  Cash                                                       $         242,226                      75,378
  Accounts receivable, net of allowances
    of $70,316 / $69,750                                               965,132                     671,562
  Inventory                                                            677,447                     772,752
  Income Taxes Receivable                                                5,100                       5,100
  Other current assets                                                  61,709                      97,561
                                                               ----------------            ----------------
       Total current assets                                          1,951,614                   1,622,353
                                                               ----------------            ----------------

Property and equipment:
  Land                                                                  40,700                      40,700
  Buildings and improvements                                           658,691                     600,786
  Equipment and vehicles                                             2,612,630                   2,449,997
  Equipment construction in progress                                    28,049                      89,980
                                                               ----------------            ----------------
       Total property and equipment                                  3,340,070                   3,181,463

  Accumulated depreciation                                          (1,624,009)                 (1,456,133)
                                                               ----------------            ----------------
       Net property and equipment                                    1,716,061                   1,725,330
                                                               ----------------            ----------------

Other assets:
  Intangible and other assets                                          107,120                     106,776
                                                               ----------------            ----------------
       Total other assets                                              107,120                     106,776
                                                               ----------------            ----------------
       Total assets                                          $       3,774,795                   3,454,459
                                                               ================            ================

NACO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   May 31                    November 30
                                                               ----------------            ----------------
LIABILITIES:                                                        1998                         1997
-----------                                                    ----------------            ----------------

Current liabilities:
  Accounts payable                                           $         462,625                     251,122
  Accrued expenses                                                     150,267                     198,046
  Line of credit                                                     1,049,326                     824,326
  Current portion of long-term obligations                             292,033                     321,801
  Payable to related party                                             (20,208)                    (15,704)
                                                               ----------------            ----------------
       Total current liabilities                                     1,934,043                   1,579,591

Long-term liabilities:
  Long-term obligations, less current portion                          686,896                     664,001
  Deferred income taxes                                                 94,200                      94,200
                                                               ----------------            ----------------
       Total long-term liabilities                                     781,096                     758,201
                                                               ----------------            ----------------
       Total liabilities                                             2,715,139                   2,337,792

Stockholders' equity:
  Common stock, $.01 par value; 10,000,000
    shares authorized; 2,206,565 shares and
    2,193,796 shares issued, repectively
   (including 344,713 shares in treasury)                              22,067                      21,939
  Preferred Stock,  7% Cumulative, convertible  $3.00 par value
    330,000 shares authorized; 165,412 shares issued
    (Aggregate liquidation preference $1,061,245 and
    $1,037,965, respectively)                                          496,236                     496,236
  Additional paid-in capital                                         1,051,979                   1,003,800
  Retained earnings (deficit)                                         (384,029)                   (278,711)
                                                               ----------------            ----------------
                                                                     1,186,253                   1,243,264
  Less: treasury stock - at cost                                      (126,597)                   (126,597)
                                                               ----------------            ----------------
       Total stockholders' equity                                    1,059,656                   1,116,667
                                                               ----------------            ----------------

       Total liabilities and
         stockholders' equity                                $       3,774,795                   3,454,459
                                                               ================            ================

See Notes to Consolidated Financial Statements.



NACO INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
                                                               Three months ended                      Six months ended
                                                                   May 31                                 May 31
                                                      ----------------------------------     ----------------------------------
                                                           1998               1997               1998                1997
                                                      ---------------     --------------     --------------     ---------------

Sales, net                                          $      2,175,256          2,449,863          3,686,412           3,981,058

Cost of goods sold                                         1,260,547          1,528,285          2,287,463           2,487,591
                                                      ---------------     --------------     --------------     ---------------

       Gross profit                                          914,709            921,578          1,398,949           1,493,467

Operating expenses:
  Selling expenses                                           393,192            408,828            745,857             755,001
  General and administrative expenses                        318,165            304,675            658,560             646,877
                                                      ---------------     --------------     --------------     ---------------

       Total operating expenses                              711,357            713,503          1,404,417           1,401,878
                                                      ---------------     --------------     --------------     ---------------

       Income (loss) from operations                         203,352            208,075            (5,468)              91,589

Other income (expense):
  Interest income                                              6,741                283              7,612                 719
  Interest expense                                           (55,991)           (54,025)          (107,462)           (109,807)
                                                      ---------------     --------------     --------------     ---------------

       Total other income (expense)                          (49,250)           (53,742)           (99,850)           (109,088)
                                                      ---------------     --------------     --------------     ---------------

Income (loss) before income taxes                            154,102            154,333          (105,318)            (17,499)

Income tax expense (benefit)                                       0                900                  0                 900
                                                      ---------------     --------------     --------------     ---------------

       Net income (loss)                            $        154,102            153,433          (105,318)            (18,399)

Adjustment for preferred dividends in arrears                (68,773)           (17,310)           (68,773)            (45,493)
                                                      ---------------     --------------     --------------     ---------------

Adjusted net to Common Stockholders                 $         85,329            136,123          (174,091)            (63,892)
                                                      ---------------     --------------     --------------     ---------------

Earnings (loss) per common share:
  Basic:
      Earnings (loss) from net income               $           0.08               0.09             (0.06)              (0.01)
      Dividends in arrears                                     (0.04)             (0.01)             (0.04)              (0.03)
                                                      ===============     ==============     ==============     ===============
  Net Earnings (loss)                               $           0.05               0.08             (0.09)              (0.04)
                                                      ===============     ==============     ==============     ===============
                                                      ---------------     --------------     --------------     ---------------

 Diluted:
     Earnings (loss) from net income                $           0.04               0.07             (0.09)              (0.04)
                                                      ===============     ==============     ==============     ===============

Weighted average number of common
  shares outstanding:
    Basic                                                  1,861,852          1,699,196          1,861,852           1,699,196
                                                      ===============     ==============     ==============     ===============
    Diluted                                                2,196,676          1,984,805          2,196,676           1,984,805
                                                      ===============     ==============     ==============     ===============


   See Notes to Consolidated Financial Statements
                                        6

NACO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                         Six months ended
                                                                                 May 31                      May 31
                                                                            -------------------------------------------
                                                                                  1998                        1997
                                                                            -----------------             -------------

Cash flows from operating activities
  Net income (loss)                                                       $         (105,318)                  (18,399)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                                    167,875                   109,470
     Amortization                                                                      1,478                     2,957
     Deferred income taxes                                                                 0                         0
   (Increase) decrease in:
     Accounts receivable, net                                                       (293,570)                 (371,234)
     Inventory                                                                        95,305                   (89,906)
     Taxes Receivable                                                                      0                       200
     Other                                                                            34,374                     7,660
   Increase (decrease) in:
     Accounts payable                                                                211,503                    (6,789)
     Accrued expenses                                                                (47,779)                  (33,342)
     Income taxes payable                                                                  0                         0
                                                                            -----------------
                                                                                                          -------------
        Net cash provided by (used in)
         operating activities                                                         63,868                  (399,383)
                                                                            -----------------             -------------

Cash flows from investing activities
  Net change  property and equipment                                                (158,606)                 (255,548)
  Investment in intangible and other assets                                             (344)                   (1,151)
                                                                            -----------------             -------------
        Net cash provided by (used in) investing activities                         (158,950)                 (256,699)

Cash flows from financing activities
  Net change in line of credit                                                       225,000                   (10,000)
  Payments on related party loan                                                      (4,504)                  (35,636)
  Payments on long-term debt                                                        (147,631)                 (146,699)
  Payment of Preferred Stock Dividends                                                     0                         0
  Proceeds from long-term loans                                                      140,758                    18,468
  Proceeds from issuance of common stock                                              38,305                   742,500
  Proceeds from issuance of preferred stock                                           10,002                   195,000
  Purchase of treasury stock                                                               0                         0
                                                                            -----------------             -------------
        Net cash provided by (used in) financing activities                          261,930                   763,633

                                                                            -----------------             -------------
Increase (decrease) in cash                                                          166,848                   107,551

        Cash, beginning of period                                                     75,378                   198,306
                                                                            -----------------             -------------

        Cash, end of period                                               $          242,226                   305,857
                                                                            =================             =============

See Notes to Consolidated Financial Statements
Supplemental disclosures:
    Income taxes paid                                                     $                0                         0
    Interest Paid                                                         $           99,456                    93,599

                              NACO INDUSTRIES, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                  May 31, 1998


NOTE A - BASIS OF PRESENTATION

         Management has elected to omit substantially all footnotes to these unaudited consolidated quarterly financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1998. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1997.

NOTE B - INVENTORY

         Inventory consists of the following:

                                                   May 31,           Nov. 30,
                                                    1998               1997
                                                ------------       ------------

Raw Materials                                   $    255,824       $    309,193

Work in Process                                        9,735             12,276

Finished Goods                                       411,988            451,283
                                                ------------       ------------


         Total                                  $    677,447       $    772,752


NOTE C - DIVIDENDS

         Dividends on the preferred stock are cumulative at 7%. At May 31, 1998, the cumulative amount of dividends accrued was $68,773. Of this amount $68,773 was in arrears.

NOTE D - EARNINGS PER SHARE

         Effective February 28, 1998 the Company adopted SFAS No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share. No restatement was required for prior year's earnings per share figures to conform to the new standard. Basic earnings per common share are calculated by dividing adjusted net income by the average shares of common stock outstanding during the period. The calculation of diluted earnings per share of common stock assumes the diluting effect of the Company's cumulative preferred stock, options and warrants. During the period the market price did not exceed the option price for the outstanding options and warrants and therefore no dilution occurred. When conversion of potential common shares has an anti-dilutive effect no conversion is assumed in the diluted earnings per share calculation.

NOTE E - PREFERRED STOCK AND WARRANTS

         The Company raised $38,305 from warrants exercised for 12,769 shares of common stock and the Company sold 1,667 shares of treasury preferred stock for $10,002 during the quarter ended May 31, 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Introduction

         NACO Industries, Inc. ("NACO" or the "Company") is a manufacturing company, which produces and sells polyvinyl chloride (PVC) and composite products. The Company's primary line of business consists of manufacturing PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 36" in diameter), as well as molded fittings (4" though 10" in diameter). Pipe fittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter).

         The Company, through its subsidiary, also manufacturers and sells composite products for the transportation, amusement, recreation and architectural industries. These products include trailer tops and amusement ride materials. The Company also produces tooling and molds for other companies in various industries.

Results of Operations

         The following discussion relates to the three and six months ended May 31, 1998 and May 31, 1997, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended May 31, 1998 and May 31, 1997 are referred to as 2Q98 and 2Q97, respectively, and the six months ended May 31, 1998 and May 31, 1997 are referred to as 6M98 and 6M97, respectively.

         Overview. The Company sustained an operating profit of $154,102 for 2Q98 and an operating loss of $(105,318) for 6M98, compared to an operating profit of $154,333 for 2Q97 and an operating loss of $(17,499) for 6M97. The Company's plastic products operations generated a profit of $189,679 and $299,060 for 2Q98 and 2Q97, respectively. The Company's composite products operation generated an operating loss of $(35,577) and $(145,627) for 2Q98 and 2Q97 respectively. Management believes lower than expected results for 2Q98 resulted primarily from poor weather conditions and increased competition. The unusually wet weather in the West Coast and Midwest regions was a material factor in lower sales of the Company's agricultural fittings products. Installation of an irrigation system is very difficult if not impossible in extremely wet weather. In the East and Midwest, the weather has also had a negative impact on sales of the Company's industrial sewer products. The composites segment relies heavily on the construction industry, which is adversely affected by cold winter weather. With sales in the industry being off because of weather the Company has experienced increased competition from its competitors as they try to make up for lost sales. The Company is continuing to diversify and expand into the industrial and commercial markets. Although these markets tend to have lower sales during winter months, they are less seasonal than the Company's current markets. Sales in these markets increased from .9% of total revenues in 6M97 to 9.6% in 6M98. The Company also continues to review its operations to try and reduce expenses without affecting quality and service to its customers.

         Sales. Net sales for 2Q98 decreased by 11.2% to $2,175,256, compared to net sales of $2,449,863 for 2Q97. Net sales for the plastics segment decreased by 11.1% to $1,906,826 in 2Q98, compared to net sales of $2,145,486 for 2Q97.
Net sales for the composite segment decreased by 11.8% to $268,430 in 2Q98, compared to net sales of $304,377 for 2Q97. These decreases resulted mainly from a decrease in volume primarily due to the unusually wet weather on the West Coast and Midwest regions. Weather traditionally can move sales a month or two earlier or later in the season depending whether the weather is harsh or mild. If weather continues to be unseasonably wet, some irrigation projects may be put off until fall, which affects the 2nd quarter sales in plastic fittings. Management believes this is what has happened in 2Q98. Sales decreased mostly in the agricultural line of fittings.

         Gross Margin. Gross margin, as a percentage of sales for 2Q98 and 2Q97 was 42.1% and 37.6%, respectively, and for 6M98 and 6M97 gross margin was 38.0% and 37.5%, respectively. Gross margin for plastics and composites as a percentage of sales for 2Q98 was 44.8% and 17.8%, respectively, compared to 44.4% and (8.6)% for 2Q97. Sewer fittings as a percentage of total sales increased from 1.1% in 2Q97 to 10.1% in 2Q98. Gross margins on sewer fittings are generally lower than on the other fittings made by the Company due to market pricing in the industry. The composites gross margin continues to be low because of low volumes and fixed overhead costs. Management believes that increases in volume along with improving throughput should improve gross margins in both areas. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed.

         Selling. Selling expenses were 18.1% of net sales for 2Q98, compared to 16.7% for 2Q97. The increase in selling expenses as a percentage of sales was mainly due to decreased sales volume. In actual dollars, selling expenses decreased $15,636 or 3.8% from 2Q97 to 2Q98. Advertising decreased as a percentage of sales from .4% in 2Q97 to .1% in 2Q98 primarily because brochures were produced in 2Q97, which were not needed in 2Q98. Freight out decreased
$5,996 due to decreased shipments of product. Travel increased $11,981 from $11,256 in 2Q97 to $23,646 due to increased sales efforts to offset the lower sales in the quarter.

         General and administrative. General and administrative expenses remained relatively level in total dollars, but as a percentage of sales they were 14.6% of net sales for 2Q98, compared to 12.4% for 1Q97. The increase in percentage was mainly due to decreased sales volume. As a percentage of sales, salaries and related benefits increased 8.0% mainly due to a average pay increase of 3.2% over 2Q97 and the addition of a production manager in the Company's Logan facility. Insurance expense decreased $1,627 from 2Q97 to 2Q98 or 11.0% due to the a decrease in insurance premium over the previous year. Professional fees decreased $5.803 or 48% percent from 2Q97 to 2Q98.

         Other. Other expenses/revenues were 2.3% for 2Q98, compared to 2.2% for 2Q97. Interest expense went from 2.2% in 2Q98 to 2.6% in 2Q98 mainly due to an increase of $289,566 in the overall debt load of the Company and due to lower sales volume. The effective interest rates (interest expense divided by the average debt balance for the period) for 6M98 and 6M97 were 11.02% and 11.84%, respectively.

Liquidity and Capital Resources

         The Company's sources of liquidity have been cash from operations, credit facilities and equity financing. Cash provided in operating activities was $63,473 in 6M98. Cash as of May 31, 1998 was $242,226, an increase of $166,848 from November 30, 1997. The increase resulted primarily from a decrease in inventory and an increase in payables. Because of the slower sales and need for capital, the Company is facing a potential cash flow shortage. The Company raised $38,305 from warrants exercised for 12,769 shares of common stock and the Company sold 1,667 units (each unit consisting of one share of preferred stock and a warrant to purchase one-half share of common stock) for $10,002 during 2Q98.

         The Company continues to struggle to improve its liquidity position. In the course of the Company's expansion, the Company has incurred losses, which have significantly reduced the Company's available working capital. The losses have been explained in above paragraphs. During the expansion, part of the capital improvements and new equipment funding has been from the line of credit and internal financing. The total cash paid for property and equipment amounted to $158,606 in 6M98 and $255,548 in 6M97. The Company also increased trade payables by $211,128 from November 30, 1997 to May 31, 1998. At November 30, 1997 the Company was current on trade payables, but at May 31, 1998 the Company was out 30 days. Cash flow traditionally is always slow during the 1st quarter and improves during the 2nd quarter and this year was not an exception. The Company is addressing the potential cash flow shortage by managing inventories, increasing its sales efforts and working to reduce expenses.

         Management believes that external financing or additional capital is necessary to replenish working capital to permit the Company to meet its obligations on a timely basis and to provide the additional working capital which will be required to sustain the expected growth. At May 31, 1998 the Company's revolving line of credit was $1,100,000 of which $1,049,326 was used leaving only $50,674 available. The availability of the line is based on a percentage of accounts receivable and inventory and the maturity date is August 31, 1998. At May 31, 1998, the Company's current ratio and debt to equity ratio were in breach of the line of certain covenants set forth in credit loan agreement. The Company received a written waiver of this restrictive covenant for the period ending February 28, 1998, and needs to obtain similar waivers for the current period and may need similar waivers in the future if operating results do not continue to improve. The Company is working on several options to improve working capital including private placement of equity.

         Under the terms of the Company's line of credit, the Company is prohibited from making capital expenditures in excess of $150,000 without written authorization from the bank unless its working capital ratio improves. The Company has received written authorization from the bank for an additional $87,000 in capital expenditures.

         Management believes that the actions presently being taken to revise the Company's operating and financial requirements and to raise additional capital, together with its capital resources on hand at May 31,1998, revenues from sales and bank resources, will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing will be available on terms favorable to the Company, if at all. If the Company is unable to secure additional financing or raise additional capital, this will likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations. If the Company raises capital through equity financing, this may result in dilution to existing holders of common stock and preferred stock.

Factors Affecting Future Results

         The Company's operating results are subject to certain inherent risks that could adversely affect the Company's operating results and its ability to operate profitably. If the Company is not able to successfully secure sufficient equity or debt financing to meet its working capital and operational requirements as discussed above, this will likely have a material adverse effect on the Company's operating results. In addition, the Company's operating results also could be adversely affected by increased competition in the markets in which the Company's products compete, competitors offering products at prices below the Company's prices, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials, changes in economic conditions in its markets, unanticipated expenses or events and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds
------   -----------------------------------------

     During March and May, 1998, the Company sold 12,769 shares of its Common Stock, $.01 par value (the "Common Stock"), to ten existing shareholders of the Company upon the exercise of outstanding warrants to purchase Common Stock. The warrant exercise price paid by the shareholders was $3.00 per share, resulting in total proceeds to the Company of $38,305. The Company did not engage an underwriter in connection with the warrant exercises. Based upon the Company's pre-existing relationship with each of the purchasing shareholders, the access of such shareholders to information regarding the Company, the absence of any general solicitation activities and other factors deemed relevant by the Company, the Company relied upon the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in selling the shares of Common Stock described above.

         On May 15, 1998, the Company sold 1,667 units (each unit consisting of one share of the Company's Class A 7% Cumulative Convertible Preferred Stock, $3.00 par value (the "Preferred Stock"), and a warrant to purchase one-half share of Common Stock) to an existing shareholder. The shareholder paid a purchase price of $3.00 per unit, resulting in total proceeds to the Company of $10,002. The Company did not engage an underwriter in connection with the sale of such units. Based upon the Company's pre-existing relationship with the purchasing shareholder, the access of such shareholder to information regarding the Company, the absence of any general solicitation activities and other factors deemed relevant by the Company, the Company relied upon the exemption set forth in Section 4(2) of the Securities Act in selling such units.

Item 6 - Exhibits and Reports on Form 8-K
------   --------------------------------

     (a)      Exhibits.  The following are filed as exhibits to this Report.


Regulation S-K
  Exhibit No.                                  Description
---------------   --------------------------------------------------------------

      27          Financial Data Schedule



     (b)      Reports on Form 8-K.  None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant



By   /s/ VERNE E. BRAY                                            July 1, 1998
   --------------------------------------------------             ------------
     Verne E. Bray                                                Date
     President


By   /s/ JEFFREY J. KIRBY                                         July 1, 1998
   --------------------------------------------------             ------------
     Jeffrey J. Kirby                                             Date
     Principal Financial Officer