Form 10QSB
period 1998-08-31
NACO INDUSTRIES INC
filed 1998-10-15
CIK 931585

SEC File No. 33-85044-d

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 31,1998

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  Commission File number 33-85044-d

                              NACO Industries, Inc.
                              ---------------------
        (Exact Name of small business issuer as specified in its charter)

         Utah                                            48-0836971
         ----                                            ----------
(State of Incorporation)                       (IRS Employer Identification No.)

395 West 1400 North, Logan, Utah                             84341
--------------------------------                             -----
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

         As of August 31, 1998, the Registrant had 1,868,227 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


      Transitional Small Business Disclosure Format      Yes     No  X
                                                                    ---

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
See attached Consolidated Financial Statements

                              NACO Industries, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS


                                 August 31, 1998

                         PART 1 - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         NACO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                    August 31        November 30
                                                  -------------     ------------
ASSETS                                                1998              1997
------                                            -------------     ------------
Current assets:
  Cash                                             $   197,149           75,378
  Accounts receivable, net of allowances
    of $70,093 / $45,102                               674,882          671,562
  Inventory                                            606,149          772,752
  Income Taxes Receivable                                5,900            5,100
  Other current assets                                  80,932           97,561
                                                   -----------      -----------
       Total current assets                          1,565,012        1,622,353
                                                   -----------      -----------

Property and equipment:
  Land                                                  40,700           40,700
  Buildings and improvements                           659,773          600,786
  Equipment and vehicles                             2,612,352        2,449,997
  Equipment construction in progress                    38,342           89,980
                                                   -----------      -----------
       Total property and equipment                  3,351,167        3,181,463

  Accumulated depreciation                          (1,709,882)      (1,456,133)
                                                   -----------      -----------
       Net property and equipment                    1,641,285        1,725,330
                                                   -----------      -----------

Other assets:
  Intangible and other assets                          107,636          106,776
                                                   -----------      -----------
       Total other assets                              107,636          106,776
                                                   -----------      -----------
       Total assets                                $ 3,313,933        3,454,459
                                                   ===========      ===========

                            NACO INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      August 31      November 30
                                                    ------------    ------------
LIABILITIES:                                            1998           1997
------------                                        ------------    ------------

Current liabilities:
  Accounts payable                                   $   356,607        251,122
  Accrued expenses                                       178,802        198,046
  Line of credit                                         874,326        824,326
  Current portion of long-term obligations               283,410        321,801
  Payable to related party                              (119,898)       (15,704)
                                                     -----------    -----------
       Total current liabilities                       1,573,247      1,579,591

Long-term liabilities:
  Long-term obligations, less current portion            626,195        664,001
  Deferred income taxes                                   94,200         94,200
                                                     -----------    -----------
       Total long-term liabilities                       720,395        758,201
                                                     -----------    -----------
       Total liabilities                               2,293,642      2,337,792

Stockholders' equity:

  Common stock, $.01 par value, 10,000,000
shares authorized;  2,212,940 shares
and 2,193,796 shares issued respectively
(including 344,713 shares and 344,713
share respectively in treasury)                           22,131         21,939
  Preferred Stock,  7% Cumulative, convertible
$3.00 par value, 330,000 shares authorized,
165,412 shares issured. (Aggregate liquidation
preference $1,061,744 and $1,026,940
respectively)                                            496,236        496,236
  Additional paid-in capital                           1,036,558      1,003,800
  Retained earnings (deficit)                           (408,037)      (278,711)
                                                     -----------    -----------
                                                       1,146,888      1,243,264
  Less: treasury stock - at cost                        (126,597)      (126,597)
                                                     -----------    -----------
       Total stockholders' equity                      1,020,291      1,116,667
                                                     -----------    -----------

       Total liabilities and
         stockholders' equity                        $ 3,313,933      3,454,459
                                                     ===========    ===========


                See Notes to Consolidated Financial Statements.

                             NACO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                           Three months ended                  Nine months ended
                                                             August 31                           August 31
                                                   -------------------------------    --------------------------------
                                                       1998             1997               1998              1997
                                                   -------------    --------------    --------------    --------------

Sales, net                                       $    1,780,929         1,815,298         5,467,341         5,796,356

Cost of goods sold                                    1,080,879         1,236,670         3,368,342         3,724,261
                                                   -------------    --------------    --------------    --------------

       Gross profit                                     700,050           578,628         1,113,948         1,117,607

Operating expenses:
  Selling expenses                                      368,091           362,606         1,113,948         1,117,607
  General and administrative expenses                   306,294           340,091           964,854           986,968
                                                   -------------    --------------    --------------    --------------

       Total operating expenses                         674,385           702,697         2,078,802         2,104,575
                                                   -------------    --------------    --------------    --------------

       Income (loss) from operations                     25,665          (124,069)           20,197           (32,480)

Other income (expense):
  Interest income                                         1,162               603             8,774             1,322
  Interest expense                                      (50,835)          (46,705)         (158,297)         (156,512)
                                                   -------------    --------------    --------------    --------------

       Total other income (expense)                     (49,673)          (46,102)         (149,523)         (155,190)
                                                   -------------    --------------    --------------    --------------

Income (loss) before income taxes                       (24,008)         (170,171)         (129,326)         (187,670)

Income tax expense (benefit)                                  0              (900)                0                 0
                                                   -------------    --------------    --------------    --------------

       Net income (loss)                         $      (24,008)         (169,271)         (129,326)         (187,670)

Adjustment for preferred dividends in arrears           (69,272)          (17,335)          (69,272)          (34,468)
                                                   -------------    --------------    --------------    --------------

Adjusted net to Common Stockholders              $      (93,280)         (186,606)         (198,598)         (222,138)
                                                   -------------    --------------    --------------    --------------

Earnings (loss) per common share:
  Basic:
      Earnings (loss) from net income            $        (0.01)            (0.10)            (0.07)            (0.11)
      Dividends in arrears                                (0.04)            (0.01)            (0.04)            (0.02)
                                                   -------------    --------------    --------------    --------------
  Net Earnings (loss)                            $        (0.05)            (0.11)            (0.11)            (0.13)
                                                   =============    ==============    ==============    ==============

 Diluted:
     Earnings (loss) from net income             $        (0.05)            (0.11)            (0.11)            (0.13)
                                                   =============    ==============    ==============    ==============

Weighted average number of common shares outstanding:

    Basic                                             1,868,227         1,722,057         1,868,227         1,722,057
                                                   =============    ==============    ==============    ==============
    Diluted                                           2,205,051         2,033,723         2,205,051         2,033,723
                                                   =============    ==============    ==============    ==============

                 See Notes to Consolidated Financial Statements
                                        6

                              NACO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Nine months ended
                                                              August 31     August 31
                                                            ---------------------------
                                                                 1998          1997
                                                              ---------     ---------
Cash flows from operating activities
  Net income (loss)                                           $(129,326)    (187,670)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                               253,749      183,887
     Amortization                                                 4,436        4,436
     Deferred income taxes                                            0            0
   (Increase) decrease in:
     Accounts receivable, net                                    (3,320)    (185,370)
     Inventory                                                  166,603      (19,890)
     Taxes Receivable                                              (800)      39,300
     Other                                                       12,193      (73,672)
   Increase (decrease) in:
     Accounts payable                                           105,485     (219,243)
     Accrued expenses                                           (19,244)     (29,646)
     Income taxes payable                                             0            0
                                                               ---------    ---------
        Net cash provided by (used in)
         operating activities                                   389,776     (487,868)
                                                               ---------    ---------

Cash flows from investing activities
  Net change  property and equipment                           (169,704)    (420,435)
  Investment in intangible and other assets                        (860)      (1,148)
                                                               ---------    ---------
        Net cash provided by (used in) investing activities    (170,564)    (421,583)

Cash flows from financing activities
  Net change in line of credit                                   50,000      160,000
  Payments on related party loan                               (104,194)     (48,703)
  Payments on long-term debt                                   (216,955)    (214,301)
  Payment of Preferred Stock Dividends                          (34,482)     (27,837)
  Proceeds from long-term loans                                 140,758       64,524
  Proceeds from issuance of common stock                         57,430      742,500
  Proceeds from issuance of preferred stock                      10,002      192,972
  Purchase of treasury stock                                          0       (5,000)
                                                               ---------    ---------
        Net cash provided by (used in) financing activities     (97,441)     864,155

                                                               ---------    ---------
Increase (decrease) in cash                                     121,771      (45,296)

        Cash, beginning of period                                75,378      198,306
                                                               ---------    ---------

        Cash, end of period                                   $ 197,149      153,010
                                                               =========    =========

See Notes to Consolidated Financial Statements
Supplemental disclosures:
    Income taxes paid                                         $       0            0
    Interest Paid                                             $ 158,297      148,153

                              NACO INDUSTRIES, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                 August 31, 1998


NOTE A - BASIS OF PRESENTATION

         Management has elected to omit substantially all footnotes to these unaudited consolidated quarterly financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1998. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1997.

NOTE B - INVENTORY

         Inventory consists of the following:


                                                August 31,         Nov. 30,
                                                   1998              1997
                                                -----------      -------------
Raw Materials                                   $  231,895       $    309,193
Work in Process                                     13,598             12,276
Finished Goods                                     360,656            451,283
                                                -----------      -------------

                  Total                         $  606,149       $    772,752


NOTE C - DIVIDENDS

         Dividends on the preferred stock are cumulative at 7%. At August 31, 1998, the cumulative amount of dividends accrued was $69,272. Of this amount, $69,272 was in arrears.

NOTE D - EARNINGS PER SHARE

         Effective February 28, 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. No restatement was required for prior year's earnings per share figures to conform to the new standard. Basic earnings per common share are calculated by dividing adjusted net income by the average shares of common stock outstanding during the period. The calculation of diluted earnings per share of common stock assumes the diluting effect of the Company's cumulative preferred stock, options and warrants. During the period the market price did not exceed the option price for the outstanding options and warrants and therefore no dilution occurred. When conversion of potential common shares has an anti-dilutive effect no conversion is assumed in the diluted earnings per share calculation.

NOTE E   PREFERRED STOCK AND WARRANTS

         The Company raised $19,125 from warrants exercised for 6,375 shares of the Company's common stock during the quarter ended August 31, 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Introduction

         NACO Industries, Inc. ("NACO" or the "Company") is a manufacturing company, which produces and sells polyvinyl chloride (PVC) and composite products. The Company's primary line of business consists of manufacturing PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 36" in diameter), as well as molded fittings (4" though 10" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter).

         The Company, through its subsidiary, also manufacturers and sells composite products for the transportation, amusement, recreation and architectural industries. These products include trailer tops and amusement ride materials. The Company also produces tooling and molds for other companies in various industries.

Results of Operations

         The following discussion relates to the three months and nine months ended August 31, 1998 and August 31, 1997, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended August 31, 1998 and August 31, 1997 are referred to as 3Q98 and 3Q97, respectively, and the nine months ended August 31, 1998 and August 31, 1997 are referred to as 9M98 and 9M97, respectively.

         Overview. The Company sustained an operating loss of $(24,008) for 3Q98 and an operating loss of $(129,326) for 9M98, compared to an operating loss of $(169,271) for 3Q97 and an operating loss of $(187,670) for 9M97. The Company's plastic products operations generated a profit of $65,162 for 3Q98, compared to a loss of $(134,768) for 3Q97. The Company's composite products operation generated an operating loss of $(89,170) and $(34,503) for 3Q98 and 3Q97, respectively. The improvement in the Company's plastic products operations was mainly due to an small increase in sales and a significant increase in gross margin due to improvements in manufacturing (explained below). The Company's composite products sales were down $98,759 from 3Q97 to 3Q98 mainly due to decreased sales to the amusement ride market. The Company is continuing to diversify and expand into the industrial and commercial markets. Although these markets tend to have lower sales during winter months, they are less seasonal than the Company's current markets. Sales in these markets increased from .9% of total revenues in 9M97 to 9.6% in 9M98. The Company also continues to review its operations in an effort to reduce expenses without affecting quality and service to its customers.

         Sales. Net sales for 3Q98 decreased by 1.9% to $1,780,929, compared to net sales of $1,815,298 for 3Q97. Net sales for the plastics segment increased by 4.3% to $1,572,405 in 3Q98, compared to net sales of $1,508,015 for 3Q97. Net sales for the composite segment decreased by 32.1% to $208,524 in 3Q98, compared to net sales of $307,283 for 3Q97. The increase in sales in the Company's plastic products was mainly due to increased sales in the sewer market as the Company continued to expand its sales to that market. Management believes that sales were down in the Company's composite products due primarily to a drop off in the amusement ride market. In 3Q97, the Company received several large orders in the amusement ride market, but did not receive comparable orders during 3Q98.

         Gross Margin. Gross margin as a percentage of sales for 3Q98 and 3Q97 was 39.3% and 31.9%, respectively, and for 9M98 and 9M97 gross margin was 38.4% and 35.7%, respectively. Gross margin for plastics and composites as a percentage of sales for 3Q98 was 43.2% and 10.4%, respectively, compared to 34.9% and 16.8%, respectively, for 3Q97. In 3Q97 the Company realized lower margins on its sewer product line mainly because of costs incurred to gear up for higher volumes. As the Company's production force has developed additional experience and sales volumes for plastic products have increased, gross margins on these products have improved. The lower margins currently generated by the Company's composite products reflect the Company's low volume of composite product sales. Management believes that increased sales volumes of composite products will improve the Company's ability to cover fixed costs and generate higher margins. Currently, the Company has a backlog of composite orders of approximately $450,000. Management believes the Company can fill these orders during the fourth fiscal quarter of 1998, which, together with improving throughput, should improve gross margins. Depreciation expense increased $8,269 or 18% from 3Q97 to 3Q98 due primarily to the increase in capital equipment of $169,704 from August 31, 1997 to August 31, 1998. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed.

         Selling. Selling expenses were 20.7% of net sales for 3Q98, compared to 20.0% for 3Q97. The increase in selling expenses as a percentage of sales was mainly due to decreased sales volume. In actual dollars, selling expenses increased $5,485 or 1.4% from 3Q97 to 3Q98. Freight expense increased as a percentage of sales from 5.6% in 3Q97 to 6.1% in 3Q98 primarily because the Company paid the freight for most of the sewer products sold during the quarter. This is a common industry practice for sewer products. Commission expense decreased from 3.1% in 3Q97 to 2.8% in 3Q98 primarily due to lower sales in those areas where commissions are paid. Telephone expense increased from .3% in 3Q97 to .9% in 3Q98 due principally to increased sales efforts by the Company. Selling expenses as a percentage of sales were 20.4% of net sales for 9M98, compared to 19.3% for 9M97. The increase in selling expenses as a percentage of net sales was due primarily to decreased sales volumes during 9M98.

         General and administrative. General and administrative expenses represented 17.2% of net sales for 3Q98, compared to 18.7% for 3Q97. As a percentage of sales, salaries and related benefits decreased from 10.7% in 3Q97 to 9.8% in 3Q98 mainly because the President of the Company temporarily reduced his salary. Professional fees decreased $5.553 or 42% from 3Q97 to 3Q98. General and administrative expenses as a percentage of sales were 17.6% of net sales for 9M98, compared to 17.0% for 9M97. The increase was attributable primarily to the decreased sales volume in 9M98 compared to 9M97. The actual dollar amount of general and adminsitrative expenses was $ 22,114 less in 9M98, compared to 9M97, due primarily to a temporary reduction of the salary of the Company's President and decreased insurance premiums.

         Other. Other expenses/revenues were 2.8% for 3Q98, compared to 2.6% for 3Q97. Interest expense went from 2.6% in 3Q97 to 2.9% in 3Q98, due to an increase in the average debt load for 3Q98 over 3Q97 by $68,500. The effective interest rates (interest expense divided by the average debt balance for the period) for 9M98 and 9M97 were 11.02% and 11.30%, respectively.

Liquidity and Capital Resources

         The Company's sources of liquidity have been cash from operations, credit facilities and equity financing. Cash provided by operating activities was $389,776 in 9M98. Cash as of August 31, 1998 was $197,149, an increase of $121,771 from November 30, 1997. The increase resulted primarily from a decrease in inventory and an increase in payables. Because of the slower sales and need for capital, the Company is facing a potential cash flow shortage. The Company raised $19,125 from warrants exercised for 6,375 shares of common stock during 3Q98.

         The Company continues to seek to improve its liquidity position. In the course of the Company's expansion, the Company has incurred losses, which have significantly reduced the Company's available working capital. The losses have been explained in above paragraphs and the Company's Annual Report on Form 10-KSB. During the expansion, the capital improvements and new equipment acquired by the Company have been financed through draws against the Company's line of credit, as well as internal financing. The total cash paid for property and equipment amounted to $169,704 in 9M98 and $420,435 in 9M97. The Company also increased trade payables by $105,485 from November 30, 1997 to August 31, 1998. At August 31, 1998, the Company was current on trade payables. Cash flow is traditionally slow during the 1st quarter and improves during the 2nd and 3rd quarters, and this year was not an exception. The Company is addressing the potential cash flow shortage by managing inventories, increasing its sales efforts, and working to reduce expenses.

         Management believes that external financing or additional capital will be necessary to replenish working capital to permit the Company to meet its obligations on a timely basis and to provide additional working capital which will be required to sustain any future growth. On August 31, 1998, the Company's revolving line of credit was $1,100,000, of which $874,326 was used, leaving only $225,674 available. The availability of the line is based on a percentage of accounts receivable and inventory and the maturity date was August 31, 1998. The Company is currently working with the bank to renew this revolving line of credit. On August 31, 1998, the Company's current ratio was in breach of certain covenants set forth in the line of credit loan agreement. The Company received a written waiver of this restrictive covenant for the period ending February 28, 1998, and needs to obtain similar waivers for the current period and may need similar waivers in the future if operating results do not continue to improve. The Company is working on several options to improve working capital, including a potential private placement of equity; however, the Company has not obtained any commitment or agreement to provide such funding and can give no assurance that such a financing transaction can be completed.

         Under the terms of the Company's line of credit, the Company is prohibited from making capital expenditures in excess of $150,000 without written authorization from the bank unless its working capital ratio improves. The Company has received written authorization from the bank for all expenditures over the $150,000 limit, up to $244,300. The increase was needed to secure equipment needed to increase production in response to orders for the Company's products.

         Management believes that the actions presently being taken to obtain waivers with respect to the Company's operating and financial covenants and to raise additional capital, together with its capital resources on hand at August 31, 1998, and anticipated sales revenues and bank resources, will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing will be available on terms favorable to the Company, if at all. If the Company is unable to secure additional financing or raise additional capital, this will likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to expand its business operations. If the Company raises capital through equity financing, this may result in dilution to existing holders of common stock and preferred stock.

Factors Affecting Future Results

         The Company's operating results are subject to certain risks that could adversely affect the Company's operating results and its ability to operate profitably. If the Company is not able to secure sufficient equity or debt financing to meet its working capital and operational requirements as discussed above, this will likely have a material adverse effect on the Company's operations and financial results. In addition, the Company's operating results could also be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials, changes in economic conditions in its markets, unanticipated expenses or events and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds
------   -----------------------------------------

         During June 1998, the Company sold 6,375 shares of its Common Stock, $.01 par value (the "Common Stock"), to ten existing shareholders of the Company upon the exercise of outstanding warrants to purchase Common Stock. The warrant exercise price paid by the shareholders was $3.00 per share, resulting in total proceeds to the Company of $19,125. The Company did not engage an underwriter in connection with the warrant exercises. Based upon the Company's pre-existing relationship with each of the purchasing shareholders, the access of such shareholders to information regarding the Company, the absence of any general solicitation activities and other factors deemed relevant by the Company, the Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in selling the shares of Common Stock described above.


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

Naco Industries, Inc.
Registrant



By       /s/ VERNE E. BRAY                                    October 1, 1998
   -----------------------------------------                  ---------------
         Verne E. Bray                                        Date
         President


By       /s/ JEFFREY J. KIRBY                                 October 1, 1998
   -----------------------------------------                  ---------------
         Jeffrey J. Kirby                                     Date
         Principal Financial Officer