Form 10KSB40
period 1998-11-30
NACO INDUSTRIES INC
filed 1999-03-01
CIK 931585

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


                              NACO INDUSTRIES, INC.
         --------------------------------------------------------------
         (Exact name of  small business issuer specified in its charter)


           UTAH                       33-85044-D                 48-0836971
      ----------------          ---------------------       -------------------
      (State or other           (Commission File No.)          (IRS Employer
       jurisdiction                                         Identification No.)
     of incorporation)


                               395 WEST 1400 NORTH
                               LOGAN, UTAH  84341
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


         Registrant's telephone number, including area code:  (435) 753-8020

     Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on Which
            Title of Each Class                         Registered
            -------------------               ------------------------------
                   None                                    None

          Securities registered pursuant to Section 12(g) of the Act: None

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

          The issuer's revenues for its most current fiscal year were $7,200,308.

          The aggregate market value of the Units held by non-affiliates based upon the average of the bid and ask prices of the Units in over-the-counter market on February 20, 1999 was $2,007,415.

          As of February 20, 1999 the Registrant had 1,876,227 shares of Common Stock outstanding, and 165,412 shares of Preferred Stock outstanding.

          No documents are incorporated herein by reference.

          Transitional Small Business Disclosure Format:  YES / /  NO /X/

          THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN THIS REPORT, DESCRIBED FROM TIME TO TIME IN THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS, OR DISCUSSED IN THE COMPANY'S PRESS RELEASES. ACTUAL RESULTS MAY VARY MATERIALLY FROM EXPECTATIONS.

                                       PART I.


ITEM 1.   BUSINESS.

ORGANIZATIONAL HISTORY.

          NACO Industries, Inc. ("NACO" or the "Company") was organized under the laws of Kansas, and began operations in Garden City, Kansas in 1976. In 1980, the Company opened a new sales and warehouse division in Logan, Utah, operating as NACO West. In 1984, NACO acquired 100% of the Valor Division of NACO Industries, Inc., a California corporation ("NACO California"). In 1985, VC Inc., a Wyoming corporation ("VC Inc.") was formed as a Wyoming holding company and acquired the stock of NACO, as well as assets of Kansas Partnership, a Kansas partnership which owned the real estate and building used by the Company in Garden City, Kansas.

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

          On October 11, 1996, the Company, formed a wholly-owned subsidiary, NACO Composites, Inc. ("NACO Composites"), and acquired the assets of Dreager Manufacturing in a business combination accounted for as a purchase. The existing fiberglass operations of the Company were combined with this operation and moved to a new facility in Ogden, Utah.

CURRENT BUSINESS.

          NACO is a manufacturing company which produces and sells polyvinyl chloride ("PVC") products and fiberglass and composite products. Now headquartered in Logan, Utah, the Company has branch manufacturing facilities in Garden City, Kansas, Lodi, California, and Ogden, Utah, and various warehouses located throughout the United States. See "Item 2 - Properties".

          NACO's primary line of products consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to the irrigation, industrial, construction and utility industries and accounted for 86% of the Company's revenues in fiscal 1998. The Company manufactures molded fittings (4" through 10" in diameter), fabricated fittings (4" through 30" in diameter), and PVC valves (4" through 12" in diameter). Molded fittings are manufactured by forcing liquefied PVC resin into a mold. Fabricated fittings are manufactured by reshaping, cutting and welding PVC pipe. In addition to manufacturing its own products, NACO works with other organizations as a manufacturing subcontractor and original equipment manufacturer. See "-Products".

          NACO Composites produces various products including molds, tooling, fiberglass and urethane products. The composite products produced in NACO Composites' Ogden, Utah facility are a thermo chemical reaction composite made through the reaction of mixing resin and a catalyst which combines to form a liquid product mixture which can be reinforced with fiberglass fibers.
 These composite products are distributed primarily to the transportation, amusement, recreation and architectural industries.

INTRODUCTION TO PVC

          The production of PVC products originated in Germany and Austria in the 1930's. PVC is produced through chemical, thermal and mechanical reactions of ethylene, chlorine, celulosics, polyvinyl alcohol and peroxides.
 These reactions produce a PVC resin. The PVC resin is mixed with stabilizers for thermal sensitivity, lubricants to reduce metal adhesion during processing, plasticizer for flexibility, fillers to reduce cost and increase ultraviolet light and impact resistance, impact modifiers for blocking the path of crack propagation, processing aids for more efficient processing, inorganic and organic pigments for coloring and other miscellaneous additives. The type of PVC compound mixture depends upon the product requirements and the type of processing equipment to be used.

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

          The Company engages subcontractors which make certain parts for valves and injected fittings, including foundries, injection molders, machine shops, metal stampers, metal platers, rubber vulcanizers and others. The Company generally owns the patterns and tooling that subcontractors use. As a result, the tooling and patterns can be relocated if a subcontractor fails to provide quality parts at competitive prices. None of the custom molders or subcontractors is an affiliate of the Company. They are generally paid on a per item or per pound basis net 30 days. The Company believes there are numerous custom molders and other subcontractors available, with the decision on which to be used being dictated by cost, service and quality. Generally, quantities are ordered for a six to eight month period in order to provide quantity discounts and provide sufficient lead times.

PRODUCTS

          PVC PRODUCTS. The Company manufactures and sells molded PVC fittings (4" through 10" in diameter), as well as fabricated PVC fittings (4" through 30" in diameter). Pipe fittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12 " in diameter). Major valve product lines include low pressure butterfly valves and air relief valves.

          PVC fittings and valves are used to control the direction and flow of fluids, dry products or gasses through a pipe network. Pipe fittings are also used to extend or repair existing lines, and enable pipe lines to branch off into different directions.

          The PVC industry includes a number of industry market segments, including construction, irrigation, utility and industrial markets. Products such as heat and air fittings are used in the construction market. In the irrigation market, farmers use fittings and valves to transport water for field irrigation and drainage. In the utilities market, private contractors and municipalities use fittings and valves in the installation and maintenance of sewer and water lines. In the industrial market, PVC fittings and valves are used for removal of toxic fumes and the supply of heating and air conditioning to commercial and residential buildings. Historically, the Company has sold a large percentage of its PVC products into the agricultural market. As the Company has expanded its product line into the industrial, construction and utility markets, the sales in the new markets have increased. The Company expects this trend to continue

          COMPOSITE PRODUCTS. The Company manufactures and distributes various composite products for the transportation, amusement, recreation and architectural industry. These products include transportation parts, decorative building parts, after-market auto parts and amusement ride materials. The Company also produces tooling and molds for other companies in various industries.

MANUFACTURING

          PVC PRODUCTS. The Company presently manufactures and sells both fabricated and injection molded PVC fittings. The valves manufactured by the Company are designed for low pressure uses (typically applications where fluid pressures are below 50 pounds per square inch.)

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

          In fabricating a tee, the pipe is heated to a pliable state, then an opening is formed in the side of the piece, a piece of pipe or an insert is inserted into the side opening of the tee forming a spout. Another piece of pipe is then heat formed over the top of the spout, forming a custom fit and a third wall of strength. The tee is then cooled to allow the fitting to hold its shape. It is then solvent welded into place. This method has been patented by NACO. See "-Patent and Copyright Protection". The Company believes that the patented method produces a high quality product because the third layer provides added reinforcement. The Company's competition manufactures tees with only two layers of plastic in the tee area. The design is such that a visual comparison with competitors products will show the added reinforcement. The Company uses the patented method as a selling feature in its marketing campaign.

          Molded fittings are produced through an injection molding process which involves forcing a plasticized resin compound into fitting molds. Injection molding equipment uses heat and pressure to plasticize the resin compound, which is transferred into molds or dies of the desired shape. Cooling then takes place and the part is ejected from the mold cavity. Injection molding process equipment uses similar compounds as extrusion process equipment. At the present time the Company subcontracts this work to custom molders. However, the Company owns the molds and can move them upon 30 days' notice.

          The Company also acts as a manufacturing subcontractor for other companies engaged in the fabrication of custom PVC applications. Subcontracting activities may include assistance in the design, layout and establishment of a manufacturing process. The Company subcontracts for non-competing products and, as a result, does not believe that acting as a subcontractor increases competition in its markets.

          The Company purchases PVC pipe from various pipe manufacturers. Major suppliers include Kroy/Alcan Industries, Royal Plastics, JM Manufacturing, Diamond Pipe, Jet Stream, Apache Plastic, PW Pipe, IPEX and Certainteed Corporation. It is believed that the raw materials are interchangeable and generally readily available from multiple sources; however, at times, the industry experiences shortages in the supply of raw materials for pipe based on excess demand. The Company attempts to maintain sufficient raw material inventory to avoid the effect of these shortages, although shortages can occur in certain products during these periods. Pipe prices are as much as ten percent lower during the winter months due to decreased demand and lower resin prices. The Company attempts to take advantage of these lower prices each winter by purchasing a sufficient quantity to meet the spring and early summer demands. In addition, as a result of seasonal market aspects of the Company's business, the Company typically increases its inventory of finished goods in winter months for sale in spring. The Company generally allows customers to return standard inventory items, subject to restocking fees. In addition, the Company has a special ordering program for agricultural dealers in the winter. This program allows the Company to maintain production levels during this time and also allows dealers to have their stock at the beginning of their busy season in February. Special terms are given on the orders over a specific amount. Dealers receive discounts of approximately ten percent for early payment before March 15 and the amount of the discount decreases until the regular price is charged after May 15.

          The Company's manufacturing labor force involves both skilled and semiskilled labor. The Company has implemented a quality control system in the manufacturing process to ensure fittings meet or exceed all of the applicable specifications of the Soil Conservation Service ("SCS"), National Sanitation Foundation ("NSF") and American Society of Testing Materials ("ASTM"). All product lines randomly undergo testing, including burst tests, sustained pressure tests, heat inversion tests and impact tests. Field tests are also conducted to ensure products meet customer requirements. The Company warrants that all of its product lines will be free from workmanship and material defects for a period of four months from date of delivery.

          PVC product usage differs with geographical location and season of the year. The Company utilizes its three manufacturing facilities to produce the products most appropriate for the geographical locations in which the plants are located. This selective production of PVC products minimizes shipping costs and allows for optimization of manufacturing capacity.

          Over the past year, the Company has initiated a training program designed to improve customer satisfaction, enhance product quality, eliminate waste and foster continuous improvement in the Company's operations. Employee training has been an integral part of this program. This program is different from past years because training has utilized experts in the fields of "the theory of constraints." This training has focused on management, team building, communications, decision making and problem solving. It has involved personnel from management to the production floor.

          COMPOSITE PRODUCTS. The Company manufactures customized composite products on a contract basis in response to specific customer orders. The composite products produced by the Company are a thermo chemical reaction composite made through a process of mixing a resin and a catalyst which combine to form a liquid product mixture which can be reinforced with fiberglass fibers.

          The Company works closely with its customers through the conceptual and developmental stages of a customer order. Generally, the Company receives a preliminary sketch, drawing or verbal description of the desired parts from the customer and works with the customer to develop the concept into drawings which determine the design's requirements. When drawings are complete, the Company manufactures a prototype of the product. Although parts are not actually in production at this stage, the Company's design and prototype departments work closely with the fabrication department in developing the prototype. When a prototype part has been built and approved by the customer, a production mold is made for purposes of manufacturing the product.

          After the production mold is approved, the products are fabricated using the mold by spraying gelcoat, which has been mixed to the proper color and consistency, into molds and allowing it to cure. Once cured, the laminating process begins. In the laminating process, the correct resin/catalyst ratio (based on the specifications for the part) is determined and fibers and resin are applied to the mold via spray equipment until the desired thickness is reached. If cut material is required, it is applied at this time. The part is allowed to cure, then inspected for defects requiring repair. Following the lamination procedure, the parts are removed from the mold and at which time they are finished.

          The Company inspects parts several times during the fabrication process to maintain a high level of quality. Before parts can be released for delivery to customers, they must be inspected and approved by the Company's quality control department. A written set of specifications is checked off for each part or batch of parts. Items which are not accepted by the Company's quality control inspectors are either reworked or discarded as rejected parts. If a determination is made to rework a part, the part must pass a second quality control inspection before it can be released for delivery to customers.

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

          The Company's products are sold by its network of independent sales representatives on a commission basis. These representatives work closely with customers to ensure they receive necessary support, information and service. In recent years, the Company has supplemented its sales effort through a telemarketing campaign designed to increase customer contact and ensure broader distribution of NACO catalog literature.

          Pricing information is made available to dealers through catalog literature. Quantity discounts are offered on larger projects or orders.
The Company feels that its product quality and customer service justify a higher price for its products; however, the Company's pricing structure enables it to remain flexible enough to match the pricing of its competitors.

          As a result of feedback from industry dealers, the Company believes that the PVC pipe and fitting industry has a reputation for long lead times and late deliveries. The Company, however, has implemented procedures to increase on-time deliveries. With its manufacturing plants and warehouse facilities located across the country, NACO strives to provide shorter shipping times and better service than its competitors, which means quicker response to customer needs. During the year ended November 30, 1998, the Company achieved its goal to ship 90% of all orders within 48 hours of receipt. The Company's next goal is to ship orders within 24 hours, which will require careful inventory management, while maintaining manufacturing flexibility. In an effort to facilitate on-time delivery, warehouse operations have been upgraded. The Company now relies on more frequent shipments of smaller volumes, which the Company believes will enable it to maintain a favorable level of inventory. The Company guarantees shipping dates on small orders (under $1,500) or it pays the freight for any late shipment. Assuring on-time delivery on larger orders is generally not as difficult because of the longer lead times provided on larger projects.

          In addition to its three PVC fittings manufacturing facilities, the Company contracts with various warehouse owners to maintain and distribute its products. Warehouse locations include Grand Island, Nebraska; Lubbock, Texas; Phoenix, Arizona; and Pasco, Washington. The warehouse agents are paid on a commission basis for handling, storing and shipping inventory. Generally, a customer will call the warehouse with an order which is then shipped directly to the customer by the warehouse agent from the inventory at the agent's location. Invoices are sent from the Company. NACO offers customers a right to return products subject to a 20% restocking fee. Non-stock items are generally not returnable. The Company also has contracted with buy-sell representatives in Tucker, Georgia; Washington, Michigan; and Melbourne, Australia. The companies involved in this arrangement purchase products from the Company, then sell them out of their own inventory to distributors. The Company provides the buy-sell representatives with a special discount based on volume. Returns by the buy-sell representatives are subject to a restocking fee. Shipping costs generally run from five to ten percent of the cost of the product except in Australia, where freight is sent collect. The use of the warehouse and buy-sell representatives allows the Company to control shipping costs while providing timely delivery to its customers.

          COMPOSITE PRODUCTS. The Company directs its marketing efforts in four main areas: (1) urethane (reaction injection molding) products in the fluid handling industry and other specified industries; (2) architectural products for new and restoration construction; (3) amusement products for the amusement park industry; and (4) products for the transportation industry.

          The Company's products are sold through Company-paid sales representatives. Each project is bid independently. The bidding process is based on several factors such as material requirements, project complexity, geographic location and tooling requirements. The Company participates in several international trade association expositions, such as Composite Fiberglass Fabrication Association, Architectural Fiberglass Fabrication Products Association and International Amusement Parks of America. In addition, the Company advertises in various trade publications specific to the above mentioned industries and utilizes promotional brochures and materials to aid in the sales effort.

ECONOMIC CONDITIONS, MARKET FLUCTUATIONS AND SEASONALITY

          Several external factors have an indirect impact upon the business of the Company. The PVC industry in which the Company competes is dependent upon the health of the utility, industrial, agricultural and construction sectors. Rising interest rates and reduction in government subsidy programs for housing, farming and public works can significantly impact sales in the PVC industry. Weather also plays a role. Sales tend to be heaviest during the spring, summer and fall, and decrease during the winter months when cold and freezing temperatures impact northern regions of the market. Other factors influencing the industry include fluctuations in the price of raw materials and the price of substitute products such as steel fittings and valves. In addition, pipe prices are as much as ten percent lower in winter months due to decreased demand and lower resin prices during which time the Company will attempt to stockpile materials. See "-Manufacturing".

          Several factors have a direct impact on the Company's composite business, such as the price of raw materials and interest rates. The architectural building products segment of the market is seasonal. Sales are heaviest during construction periods, which for most of the country runs spring through fall. The amusement industry segment of the market is effected by the dollar value in foreign markets, as the Company faces stiff overseas competition. The transportation industry is also somewhat seasonal, with the winter months being the lowest months and spring and summer being the highest.

COMPETITION.

          PVC PRODUCTS. Many of the Company's competitors are substantially larger than the Company, and have greater resources. As a maturing industry, the market for fittings and valves is highly competitive. In addition, as a result of competing in a maturing industry, annual percentage increases in industry sales will be lower than if the Company were operating in a developing industry. Therefore, the Company must rely on its ability to increase its market share and develop new products to increase sales. Competition within the PVC fittings industry is based on price, quality, breadth of product line and timeliness of delivery. While there are several national producers, competition generally occurs on a region-by-region basis. This is due to existence of several regional competitors and the fact that shipping represents a significant cost factor in the industry. The Company has a number of competitors who compete with the Company both at the regional level and with respect to various product lines. Present competitors include Galt Pipe and Construction (Galt, CA), Spear Manufacturing Company (Sylmar,
CA), Head Manufacturing, Inc. (Preston, ID), Sioliou Industries Inc. (Ville Plattle, LA), and PVC Fittings (Hereford, TX). As greater penetration of the utility market is pursued, the Company will face competition from additional competitors in the drain, waste and vent (DWV) and sewer markets. These include Industries Vassallo Inc. (Ponce, Puerto Rico), GPK Products Inc. (Fargo, ND), Freedom Plastics Inc. (Janesville, WI) and Multi Fittings (Toronto, Ontario, Canada).

          Based on feedback from dealers who sell products manufactured by competitors, the Company feels that the strongest attribute of its products is their quality. NACO is careful to ensure that all products meet or exceed industry standards. In this regard, the Company has patented the design of the NACO fabricated tee. While some competitors use only two layers of plastic in the design and construction of their tees, NACO uses three layers to ensure maximum strength. See "-Patent and Copyright Protection".

          Management believes the breadth of the Company's product line also represents a strategic advantage. Because of price incentives offered on large orders, many purchasing agents are reluctant to order small diameter fittings from one manufacturer and large diameter fittings from another. Thus, firms having a broad product line tend to have a stronger position when bidding pipe projects. In addition, the Company believes its prompt delivery time provides it with a competitive advantage.

          COMPOSITE PRODUCTS. The Company has a number of competitors who complete within each market segment or industry. Present competitors include Western Architectural (Sandy, Utah), IDI (Salt Lake City, Utah) and Arrowtrans (Salt Lake City, Utah) for the architectural industry; MCC Foam (Tremonton, Utah), Urethan Products (Las Vegas, Nevada), DaleBoot Company (Salt Lake City, Utah) and Need Speed (Portland, Oregon) for the urethane industry; Arrow Dynamics (Clearfield, Utah), Beckoma Rides (Holland), Huss (Germany) and Zamperta, Inc. (Italy) for the amusement industry; and Bennetts (Salt Lake City, Utah) and Fiberglass Systems

(Boise, Idaho) for the transportation industry. The Company believes there are numerous other small competitors, which typically employ fewer than ten employees. There are various other composite shops, which make non-competing products, in the intermountain area.

PLANNED OPERATIONAL GROWTH.

          PRODUCT DEVELOPMENT. The Company has completed development of its 27" to 30" diameter fittings. The additional equipment required for these products was completed in December 1996 and the Company began marketing the large diameter fittings to the irrigation and utilities markets in 1997. In addition, the Company is utilizing fiberglass composite technology in the development of new products, and improving quality and performance of existing products. The Company is developing a composite slide gate valve, six to twelve inches in diameter, which will be utilized in the irrigation, industrial and utility markets. These products have been developed to the testing stage and are anticipated to be completed within the 1999 fiscal year.

          NACO currently targets various distributors of PVC fittings in the irrigation and utilities markets. Approximately 70% of the Company's current customers are in these markets. NACO's plans for expansion will increase sales efforts in industrial and building construction markets.

          RESEARCH AND DEVELOPMENT. Research and development expenditures for the fiscal years ended November 30, 1998 and 1997 were $45,950 and $16,009 respectively, of which 99% was spent in the plastics division and the remaining 1% was spent in the composite segment. It is anticipated that research and development expenditures for the year ended November 30, 1999 will be approximately at the same level as for the year ended November 30, 1998, however if cash flow permits The Company would like to increase research & development of new products in the future.

          MAJOR CUSTOMERS. During the year ended November 30, 1998, no customer accounted for more than 10% of the sales of the Company and it is not anticipated that the loss of any one customer would have a material impact on the revenues of the Company.

          EMPLOYEES. As of November 30, 1998, NACO had 114 employees of whom 109 were full-time and five were part-time. All plant locations are non-union. The Company anticipates it will add between four and ten additional employees in various areas in the next twelve months.

          PATENT AND COPYRIGHT PROTECTION. The Company filed a utility patent for its plastic tee fitting in 1984. The patent was renewed in 1998, and has been extended until 2001. The patent was renewable for up to 17 years from the date of issuance (2001). The Company believes that the patented technology provides an improved product and a competitive selling edge for NACO. The design of the patented tee creates a stronger product for higher pressure applications. Approximately 70% of the tees sold by the Company are manufactured using the patented process.

          The Company also filed a patent on a one piece 90 degree fabricated elbow fitting on November 18, 1994, and the patent can be extended through 2015. This elbow uses less material & labor and has better flow characteristics. The Company believes this will be an advantage in the market.

          NACO regularly copyrights its literature, catalogs, advertising and other proprietary information as it deems necessary.

ITEM 2.   PROPERTIES.

          FACILITIES.  The Company operates the following facilities:

                                       APPROXIMATE
                                       FLOOR SPACE
         LOCATION                     (SQUARE FEET)              PRESENT USE
-------------------------------       -------------    ---------------------------------
Logan, Utah (leased)  . . . . .           23,025       Manufacturing, Warehouse & Office

Garden City, Kansas . . . . . .           21,326       Manufacturing, Warehouse & Office

Lodi, California (leased) . . .           15,800       Manufacturing, Warehouse & Office

Ogden, Utah (leased)  . . . . .           15,870       Manufacturing, Warehouse & Office


          The Logan, Lodi, and Ogden facilities are occupied under leases which expire in 1999. The Ogden facility has an option for renewal for a period of two years. The lease for the Logan facility is with a related party, and the Company does not anticipate any problems renewing this lease. See "Item 12. Certain Relationships and Related Transactions." Lease payment amounts on the Lodi, Logan, and Ogden facilities are $4,812, $9,300, and $4,500 per month, respectively. The lease agreement on the Logan facility also includes personal property and equipment at the facility. The Garden City, Kansas property is owned by the Company and is subject to a lien which secures indebtedness in the principal amount of approximately $278,806.

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

          The Company's policies regarding real estate investments are dictated primarily by the Company's operating requirements. It is not currently the Company's policy to acquire assets primarily for capital gains or income. The Company's real estate investments are limited to commercial properties used in the Company's business operations. The Company has not adopted limitations on the percentage of assets which may be invested in any single investment or type of investment. The Company is not presently invested, and does not presently intend that it will make future investments, in real estate mortgages or real estate-based securities. Management does not believe a vote of security holders would be required to modify the Company's existing real estate investment policies.

The Company does not own any unimproved or undeveloped real property and does not presently have any plans to develop any unimproved or undeveloped property. In the opinion of the Company's management, the Company's properties are adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of the security holders during the fourth quarter of the year ended November 30, 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock (the "Common Stock") is held of record by nineteen persons and is not publicly traded. The Company's Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock") is held of record by 89 persons and is traded as part of a Unit, consisting of one share of the Preferred Stock and a warrant to purchase 2 share of Common Stock, in the over-the counter market. The Units opened for trading in the over-the-counter market on February 26, 1996. The following table sets forth, for the periods indicated, the high and low bid prices for the Units, for the fiscal years ended November 30, 1998 and 1997 as reported by the OTC Bulletin Board. The bid prices are market quotations based on inter-dealer bid prices, without markup, markdown or commission, and may not represent actual transactions.


                                        HIGH          LOW
YEAR ENDED NOVEMBER 30, 1998:
     First Quarter  . . . . . .       $ 4.50       $  4.50
     Second Quarter   . . . . .         4.50          4.50
     Third Quarter  . . . . . .         4.50          4.50
     Fourth Quarter   . . . . .         4.50          4.50

                                        HIGH          LOW
YEAR ENDED NOVEMBER 30, 1997:
     First Quarter  . . . . . .      $  6.50       $  6.00
     Second Quarter   . . . . .         6.50          6.00
     Third Quarter  . . . . . .         6.50          6.00
     Fourth Quarter   . . . . .         6.50          6.00


          No dividends were paid on the Common Stock in the last two fiscal years. The Company is restricted from paying dividends on its Common Stock under the terms of the Preferred Stock and its revolving credit agreement. A total of $34,482 of dividends was paid on the Preferred Stock. There is $69,272 of dividends in arrears at November 30, 1998 on the Preferred Stock. The Company's revolving credit agreement restricts the Company's ability to pay dividends. However, the lender has waived this restriction with respect to the Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          NACO is a manufacturing company which produces and sells PVC products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells molded PVC fittings (4" through 10" in diameter), as well as fabricated PVC fittings (4" though 30" in diameter). Pipe fittings produced by the Company include tees, reducers, elbows, couplers, end caps and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter).

          Historically, the Company sold a majority of its products into the agricultural market. The agricultural market is very seasonal. Product sales occur principally during the spring and fall when crops are not being grown. As the Company's product mix continues to diversify into the fittings business, management anticipates that this diversification has and will increase sales throughout the year. Historically, the Company's operating results have fluctuated greatly, with significantly higher sales in the spring than in other seasons. With the increasing business in other markets, management anticipates that the Company's operating results will reflect less fluctuation through the year.

          The Company, through NACO Composites, also manufactures and sells composite products. The composite business operates from the Company's facility in Ogden, Utah, where the Company produces various composite products. The Company started supplying composite products to customers in March 1995.

RESULTS OF OPERATIONS

          THE FOLLOWING DISCUSSION RELATES TO THE TWELVE MONTH PERIODS ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997. FOR COMPARISON PURPOSES, PERCENTAGES OF SALES WILL BE USED RATHER THAN DOLLARS. IN THE FOLLOWING DISCUSSION, THE YEAR ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997 MAY BE REFERRED TO AS Y98 AND Y97, RESPECTIVELY.

          OVERVIEW. The Company sustained an operating loss of $230,515 for the twelve month period ending November 30, 1998. The Company's plastic products operations generated an operating profit of $69,714, but the Company's composite products operations generated an operating loss of $300,229. The loss is a result of several factors. First, the Company's sales were down slightly and were insufficient to cover operating expenses. Second, the cost of goods sold was high due to the increased expense of inexperienced labor. Competition for experienced labor is strong and, as a result, the Company lost some experienced employees in its composites operations that were replaced by less experienced people, resulting in more rework and scrap. Management is addressing the loss in two ways. First, management believes that the Company's Ogden facility has capacity that will accommodate much higher sales volumes and that the market for the Company's products is more than adequate to fill this capacity. Therefore management has focused greater efforts on selling. Second, the Company has hired a new production manager with more than 25 years of experience in the field of composite product manufacturing. The Company hopes that the new manager will be able to train and bring the new people up to the competency levels required by the Company. The Company also hopes the new manager will be able to address production problems and assist the Company's employees in meeting the Company's standards for product quality and delivery deadlines. Management has also addressed increased wage rates to make the Company more competitive in the labor market. Management has also determined that the Company's plastic fabrication facilities are underutilized and is focusing efforts on marketing to fill that capacity. Management is continually reviewing its operations to try and reduce expenses without affecting quality and service to its customers.

          SALES. Net sales for Y98 decreased by 5.0% to $7,200,308, compared to net sales of $7,579,631 for Y97. This decrease resulted mainly from unusually wet weather on the West Coast and Midwest regions during the spring of Y98. Traditionally, the Company's highest sales are from March through June, so the wet weather had a significant impact on the Company's sales. Sales decreased most in the agricultural fittings market. This decrease was offset somewhat by increased sales in the industrial and commercial markets. Management believes composites sales were down primarily due to a decline in the amusement ride market. In Y97, the Company received several large orders in the amusement ride market, but did not receive comparable orders in Y98. Sales of composite products decreased $107,861, or 9.7%, from Y97. PVC sales decreased $270,962, or 4.2%, from Y97.

          GROSS MARGIN. Gross margin as a percentage of sales improved slightly in Y98 to 37.0%, compared to 36.0% in Y97. The increase in gross margin was mainly due to the lower percentage of sales from the composite product line in Y98. Gross margin on composites was 9.2% of sales for Y98, compared to 9.4% of sales for Y97. The low margins for the composite product line was primarily a result of low volume of sales compared to the capacity of the plant and inexperienced labor. The volume was insufficient to cover the operating expenses. NACO's plastics products gross margin for Y98 and Y97 was 41.9% and 40.6%, respectively. Because the sewer fittings were a relatively new product line in Y97, there were additional costs associated with startup, which the Company did not have in Y98. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. No material inventory adjustments were made at year-end Y98 as a result of the physical inventory.

          SELLING. Selling expenses were 20.7% of net sales for Y98, compared to 19.5% for Y97. Selling expenses in actual dollars decreased $19,648. The increase as a percentage of sales was mainly due to lower sales volumes. See "-Sales." Advertising expenses increased 82.4% to .5% of sales in Y98 from .3% in Y97, primarily because catalogs for existing and new product lines were produced in Y98, but not in Y97. Salaries and related benefits decreased 7.0% from Y97 to Y98 mainly due to the departure of one salesman. He was not replaced, but responsibilities were shifted between current employees to cover his areas of responsibility.

          GENERAL AND ADMINISTRATIVE. General and administrative expenses were 17.7% of net sales for Y98, compared to 17.1% for Y97. The increase was due mainly to decreased sales volumes during Y98. In actual dollars, general and administrative expense decreased by $38,468. As a percentage of sales, salaries and related benefits decreased 3.7%, mainly due to a voluntary reduction in force where duties were absorbed by existing employees rather than hiring replacements. Research & development expenses increased from .2% of sales to .4%, mainly due to the focus of additional efforts to develop a new sliding gate valve. Legal and accounting expenses decreased $15,979 from Y97 to Y98 or from 1.0% of sales to .9% of sales, mainly due to less legal needs and more efficiency in the accounting audit. Administrative depreciation expense increased from .8% of sales to 1.0%, mainly due to new hardware and software purchases needed to bring the Company into Y2K compliance.

          OTHER. Other expenses/revenues were 2.6% for Y98, compared to 2.8% for Y97. Interest expense increased from 2.7% in Y97 to 2.8% in Y97, mainly because of sales volume. The effective interest rate (interest expense divided by the average debt balance for the period) for Y98 and Y97 was 11.69% and 11.31%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal sources of liquidity have been cash from operations, credit facilities and equity financing. Cash provided in operating activities was $645,501 in Y98. Cash as of November 30, 1998 was $112,362, up $36,984 from Y97. Because of the continued losses and need for capital, the Company is facing a cash flow shortage. The Company is addressing the cash flow shortage by managing inventories, increasing the sales effort and working to reduce expenses.

          The Company continues to struggle with its liquidity position. With the Company's loss for Y98 and the expansion of the Company's operations, the Company's working capital position has been reduced significantly. During the Company's expansion, a substantial portion of the capital improvements and new equipment have been funded through draws against the Company's line of credit and internal financing. The total cash paid for property and equipment totaled $68,237 in Y98, $514,408 in Y97 and $302,991 in Y96. The Company increased trade payables by $485,037 from November 30, 1997 to November 30, 1998. At November 30, 1997, the Company was current on trade payables. At November 30, 1998, the Company was out over 60 days on trade payables due to lack of operating funds. As of February 19, 1999, the Company is out over 90 days on trade payables. Management has been in contact with the Company's vendors and most are working with the Company to keep supplying needed raw materials for production. During January and February the Company typically ships early orders to customers. The Company generally receives payment for January and February shipments in March, therefore management anticipates that cash flow will increase in

March and continue at normal levels for the remainder of the Company's normal busy season, which is typically from March to June.

          Management believes that external financing or additional capital is necessary to replenish working capital to permit the Company to meet its obligations on a timely basis and to provide the additional working capital which will be required to sustain the expected growth. At November 30, 1998, the outstanding balance of the Company's revolving line of credit was $849,326. This line of credit expired as of August 31, 1998 and has not been renewed. The Company is in the process of securing a new line of credit and restructuring its term debt. Approval has been received from another lending institution for a revolving line of credit pending the term debt approval. The Company has a letter of intent from the lending institution to restructure the term debt. The Company presently anticipates that execution of the new line of credit and restructuring of the term debt will be completed during March, 1999; however, both transactions are subject to numerous conditions which, if not satisfied, could preclude funding. Pending replacement of the Company's revolving line of credit and term debt, the Company and Nations Bank, the lender under the Company's existing line of credit, have entered into a Forbearance Agreement, which, among other things, provides for an increase in the interest rate to the prime rate established by Nations Bank, plus 3.5% and contains waivers by Nations Bank of all defaults under the line of credit. During Y98, the Company received an additional $57,430 from the exercise of warrants to purchase 19,144 shares of Common Stock.

          The Company currently has plans to spend up to $150,000 in capital expenditures to update and expand its operations, subject to the Company's receipt of a new line of credit and restructuring of its term debt as described above.

          Management believes that the actions presently being taken to revise the Company's operating and financial requirements, together with its capital resources on hand at November 30, 1998, revenues from sales and bank resources, will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition and its ability to continue to grow and expand its operations.

FACTORS AFFECTING FUTURE RESULTS

          The Company is subject to certain inherent risks that could adversely affect the Company's operating results and its ability to operate profitably. If the Company is not able to successfully secure sufficient equity or debt financing to meet its working capital and operational requirements as discussed above, this will likely have a material adverse effect on the Company's operating results. In addition, the Company's operating results also could be adversely affected by increased competition in the Company's markets, competitors offering products at prices below the Company's prices, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, changes in economic conditions in its markets, unanticipated expenses or other events and factors discussed in this report, other filings with the Securities and Exchange Commission and the Company's press releases.

IMPACT OF THE YEAR 2000 ISSUE

          The Year 2000 issue is the result of computer programs, data bases, operating systems and hardware utilizing two digits rather than four to define the applicable year. Any of the Company's computer systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including, among other things, an inability to process transactions, send invoices or engage in similar normal business activities.

          Beginning in the year 1996, the Company undertook an assessment and determined that it would be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. In 1997, the Company purchased and received upgrade software for its major computer programs for manufacturing and accounting. The Company went "live" on all critical software on December 1, 1998. This software includes network operating systems, workstation operating systems critical to business operations, accounting and manufacturing software. The Company has received certification of Year 2000 compliance from its accounting and manufacturing providers. All custom software is written internally and is Year 2000 compliant. The Company believes that with modifications to existing software and conversions to new software, the Company's exposure to Year 2000 issues has been mitigated. However there can be no guarantee that everything has been completely covered.

          In January, 1999, the Company sent surveys to critical vendors and customers to ensure smooth transition to the year 2000. Survey results will be reviewed and an assessment will be made on the reliability of suppliers past the year 1999. On March 20, 1999, the Company will roll computer clocks forward and perform tests ensuring Year 2000 compatibility. The Company will also continue to test existing systems though out the year. In the event the Company finds issues related to the Year 2000 problem, corrective measures will be taken. To date, the Company has incurred, capitalized or expended approximately $152,000 on Year 2000 compliance. The only non-Year 2000 compliant software currently being used is the Company's server backup software. An upgrade will be purchased by July, 1999 for approximately $500.

ITEM 7.   FINANCIAL STATEMENTS

          See pages F-1 to F-27 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

          Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          All members of the Board of Directors hold office until the annual meeting of shareholders or until their successors are duly elected and qualified. The executive officers serve at the pleasure of the Board of Directors. The following table sets forth summary information on the executive officers and directors of the Company:

                    NAME              AGE                       POSITION
          -----------------------     ---   -------------------------------------------------
          Verne E. Bray . . . . .     63    President and Chairman of the Board of Directors

          Jeffrey J. Kirby  . . .     36    Vice President, Secretary, Treasurer and Director

          Daniel M. Gruber  . . .     46    Vice President

          Nina F. Birkle  . . . .     65    Vice President

          Bryce M. Petersen . . .     49    Vice President of Finance

          Peter Heilmayr  . . . .     65    Director

          James C. Czirr  . . . .     45    Director


The business experience and brief resumes on each of the Directors, executive officers, and significant employees are as follows:

          VERNE BRAY has been President of the Company since 1988, a director since 1985 and Chairman of the Board of Directors since 1988. Mr. Bray joined the Company in 1980 and started the NACO West operation in Logan. In 1982, he was appointed sales manager of all divisions. Prior to joining NACO, Mr. Bray was sales manager and general manager of Head Manufacturing, Inc., a manufacturer of PVC products. Mr. Bray is the father-in-law of Jeffrey Kirby, an officer and director of the Company. Mr. Bray is employed full-time by the Company.

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

          DANIEL M. GRUBER has been Vice President of the Company since 1988. He was a director from 1988 to March 1994. Since 1984, Mr. Gruber has been the Division Manager of the Lodi, California Division of the Company. Mr. Gruber is employed full time by the Company and has principal responsibility for operations of the Lodi, California facility.

          NINA BIRKLE has been Vice President of the Company since 1988, and was Treasurer from 1988 to March 1994. She was a director from 1988 to March 1994. Ms. Birkle is employed full time by the Company and has primary responsibility for operations of the Garden City, Kansas facility. Ms. Birkle joined NACO Industries in Garden City, Kansas in 1981 and held positions as Credit and Accounting Manager prior to being appointed Vice President and Division Manager of the Garden City Kansas, manufacturing facility.

          BRYCE M. PETERSEN was appointed Vice President of Finance in 1997. He has been employed by the

Company since 1995 and previously held the position of Controller. Mr. Petersen received his B.S. in accounting from Utah State University in 1975. Prior to joining the Company, Mr. Petersen was the Vice President of Finance for Logan Manufacturing Co., a manufacturer of all terrain vehicles, located in Logan, Utah.

          JIM CZIRR was appointed as a director of the Company in 1997. Since 1989, Mr. Czirr has been providing investor relations and consulting services for various companies in connection with business strategies, marketing, incentive programs, and finance and capital formation. He previously served as President of Extol Energy Corporation, a syndicator of oil and gas wells, from 1982 to 1988.

          DR. PETER HEILMAYR was appointed as a director of the Company in March 1994. Since 1991 Dr. Heilmayr has been Vice Chairman of American Maplan Corporation, a manufacturer of twin screw extrudes and extension tooling for the production of PVC pipe, PVC siding and PVC profiles. From 1978 through 1991, Dr. Heilmayr was President of American Maplan Corporation.
 Dr. Heilmayr is also an owner of PVC Consulting Corporation engaged in PVC consulting services. Dr. Heilmayr received his PhD from the University of Vienna, Austria in 1962.

          WILLIAM M. HOPKINS was appointed as Vice President of Marketing during 1997. Mr. Hopkins came to work for NACO in November, 1994. Prior to working for NACO, Mr. Hopkins worked in marketing and sales for Trade Shows West, a producer of trade shows. He received B.S. degree in Business Administration for the University of Phoenix. Mr. Hopkins is the son-in-law of Verne Bray, the President and a director of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          At the present time, the Company files reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), has no class of its securities registered under either Section 12(b) or 12(g) of the Exchange Act, and is not subject to Section 16(a) of the Exchange Act. Consequently, the officers and directors or 10% shareholders are not presently required to file Section 16 reports. No filing delinquencies are being reported herein.

ITEM 10.    EXECUTIVE COMPENSATION

          The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and President of the Company during the last three fiscal years. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for services rendered during the year ended November 30, 1998.

                              SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
                                         ---------------------------------
       NAME & POSITION           YEAR     SALARY     BONUS    OTHER ANNUAL       ALL OTHER
                                                              COMPENSATION    COMPENSATION(1)
------------------------------   ----    --------    -----    ------------    ---------------
Verne E. Bray                    1998    $149,934      0            0             $6,877
 Chief Executive Officer         1997     233,268      0            0              4,050
  and President                  1996     211,086      0            0              3,906


-------------------

(1)  Consists of Company contributions to a defined contribution plan.

          The Company did not grant any stock options or stock appreciation rights to Mr. Bray during the year ended November 30, 1998.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

          The following table sets forth the aggregate value of unexercised options to acquire shares of Common Stock held by the Chief Executive Officer and President on November 30, 1998.

                                                                      NUMBER OF           VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS AT
                                                                    AT FY-END(#)              FY-END($)(1)
                                                                 -------------------    -----------------------
                             SHARES ACQUIRED ON     VALUE           EXERCISABLE/              EXERCISABLE/
            NAME                EXERCISE(#)       REALIZED($)       UNEXERCISABLE            UNEXERCISABLE
-------------------------    ------------------   -----------    -------------------    -----------------------
Verne E. Bray                       --                 --             20,000/0                   $0/$0
 Chief Executive Officer
  and President


-------------------

(1) The Common Stock is not publicly traded. Based on the average of the bid and ask prices of the Units, which consist of a share of Preferred Stock which is convertible into two shares of Common Stock and a warrant to acquire one-half of a share of Common Stock at an exercise price of $3.00, the Company has determined the per share value of the Common Stock does not exceed the exercise price of the options

EMPLOYMENT AGREEMENTS.

          In September 1994, the Company entered into an employment contract with Verne E. Bray, President and Chief Executive Officer. The contract is for a term of 5 years and provides for a base salary of $224,000 with a cost of living adjustment based on the increase in the consumer price index yearly. In the event the Company is more than two years in arrears in the payment of cumulative dividends to the holders of the Preferred Stock the salary will be reduced by $74,000 annually until the dividends are paid in full. Mr. Bray is entitled to receive a payment of $100,000 if his employment is terminated in violation of the terms of the employment agreement. Mr. Bray voluntarily reduced his salary in 1998 to $150,000. This reduction will continue in 1999.

DIRECTOR COMPENSATION

          In August 1996, the Company granted a non-qualified option to purchase 150,000 shares of Common Stock to James C. Czirr as a condition of acceptance of nomination to the Board of Directors. The exercise price of the option is $4.00 per share. Directors do not receive any annual fee or compensation for serving on the Board of Directors. They are, however, reimbursed for their costs in attending board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth, as of February 19, 1999, certain information with respect to the beneficial ownership of Common Stock and Preferred Stock, by each person known by the Company to own beneficially more than five percent of the Common Stock or Preferred Stock, by each director, by the Chief Executive Officer and by all directors and executive officers as a group. Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws.

                          NAME AND ADDRESS                                                          PERCENTAGE
                                 OF                                  CLASS OF      NUMBER OF           OF
                          BENEFICIAL OWNER                             STOCK      SHARES OWNED      CLASS(12)
-----------------------------------------------------------------    --------     ------------      ----------
Verne E. Bray*  . . . . . . . . . . . . . . . . . . . . . . . . .    Common       1,486,667(1)         78.4
1367 E. 1980 North
Logan, UT  84321

Britania Holding Limited  . . . . . . . . . . . . . . . . . . . .    Common         343,750            18.3
Kings House, The Grange St. Peter Port,
Guernsey, Channel Islands GY12QJ

Jeffrey J. Kirby* . . . . . . . . . . . . . . . . . . . . . . . .    Common          31,587(2)          1.7
285 East 400 North                                                   Preferred           60             **
Millville, UT  84321

Peter Heilmayr* . . . . . . . . . . . . . . . . . . . . . . . . .    Common          24,250(3)          1.3
6925 Tumbling Trail                                                  Preferred        1,170             **
Fort Worth, TX  76116

Jim C. Czirr* . . . . . . . . . . . . . . . . . . . . . . . . . .    Common          73,333(4)          3.8
6070 Baldy Mtn. Rd.
Sandpoint, ID 83864

Gary Carson . . . . . . . . . . . . . . . . . . . . . . . . . . .    Common          22,400(5)          1.2
4367 Bobwhite Ct.                                                    Preferred       11,200             6.8
Ogden, UT 84403-3262

Dan Bray* . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Common          25,000(6)          1.3
1755 Shadow Ridge Circle                                             Preferred       12,500             7.6
Ogden, UT  84403

Gary Gibbons  . . . . . . . . . . . . . . . . . . . . . . . . . .    Common          30,418(7)          1.4
1606 North 1340 East                                                 Preferred       11,667             7.1
North Logan, UT  84341

Jack Prust  . . . . . . . . . . . . . . . . . . . . . . . . . . .    Common          17,000(8)           .9
P.O. Box 5135                                                        Preferred        8,500             5.2
San Ramone, CA  94583

Wapiti Capital L.L.C. . . . . . . . . . . . . . . . . . . . . . .    Common          40,000(9)          3.1
1252 Tweedbrook Pl.                                                  Preferred       20,000            12.2
Virginia Beach, VA  23452

MSA Industrial Corporation  . . . . . . . . . . . . . . . . . . .    Common          20,000(10)         1.6
P.O. Box 688                                                         Preferred       10,000             6.1
Benton Harbor, MI  49023

All directors and executive officers as a group (10 persons)  . .    Common       1,630,570(11)        80.9
                                                                     Preferred       15,577             9.5


-------------------

*     Indicates current director and/or executive officer.

**    Less than 1 percent.

(1) Includes 20,000 shares of Common Stock issuable upon exercise of presently exercisable options.

(2) Includes 20,000 shares of Common Stock issuable upon exercise of presently exercisable options, 120 shares of Common Stock issuable upon conversion of 60 shares of Preferred Stock and 2,400 shares of Common Stock granted pursuant to the Company's employee stock incentive plan which are exercisable within 60 days.

(3) Includes 20,000 shares of Common Stock issuable upon presently exercisable options and 3,400 shares of Common Stock issuable upon conversion of 1,700 shares of Preferred Stock.

(4) Includes 13,333 shares owned by Extol Corp., of which Mr. Czirr has 50% ownership, and 60,000 shares issuable upon exercise of presently exercisable options.

(5) Consists of 22,400 shares of Common Stock issuable upon conversion of 11,200 shares of Preferred Stock.

(6) Consists of 25,000 shares of Common Stock issuable upon conversion of 12,500 shares of Preferred Stock.

(7) Includes 23,334 shares of Common Stock issuable upon conversion of 11,667 shares of Preferred Stock.

(8) Consists of 17,000 shares of Common Stock issuable upon conversion of 8,500 shares of Preferred Stock.

(9) Consists of 40,000 shares of Common Stock issuable upon conversion of 20,000 shares of Preferred Stock.

(10) Consists of 20,000 shares of Common Stock issuable upon conversion of 10,000 shares of Preferred Stock.

(11) Includes 139,200 shares of Common Stock issuable upon exercise of presently exercisable options, 3,854 shares of Common Stock issuable upon conversion of 1,927 shares of Preferred Stock and 19,200 shares of Common Stock granted pursuant to the Company's employee stock incentive plan which are exercisable with 60 days.

(12) As of the date hereof 270,875 shares of Common Stock are held as treasury stock and are security for the payment of the amounts owed under a redemption and noncompetition agreement pursuant to which the Company acquired the stock. See "Item 12. Certain Relationships and Related Transactions." If the Company were to default on the payment of the obligation the stock would be returned to sellers.

          In November 1996, the Company adopted a Stock Incentive Plan, (the "Plan"), whereby certain employees may be granted incentive or non-qualified options to purchase up to 200,000 shares of Common Stock. The exercise price of options granted under the Plan is determined by a committee appointed by the Board of Directors. The exercise price of incentive options must not be less than the fair market value of the underlying share of Common Stock as of the date of grant. The maximum term of the options is six years and they vest over a five-year period. The Plan also allows for granting of stock appreciation rights. Upon exercise of a stock appreciation right, the holder may receive shares of Common Stock (and, with respect to fractional shares, cash) equal to the excess of the fair market value of the Common Stock at the date of exercise over the option price. During the year ended November 30, 1998, 19,000 incentive options were forfeited due to termination of employment. No options were exercised during the year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The Company leases its Logan, Utah facility from P.V.C., Inc., a corporation of which Verne E. Bray is an officer, director and the sole shareholder. Mr. Bray is also the Chief Executive Officer, President, director and a controlling shareholder of the Company. The rental on the Logan, Utah facility was $4,000 per month through February 1994, and with the addition of facilities and equipment in 1994, the lease payment was increased to $6,000 per month in March, 1994. The lease payments increased to $9,300 per month in June 1994 and continue at that rate through the remainder of the lease term. The lease expires in December 1999. No renewal options are provided. Lease payments were $111,600 for each of the fiscal years ended November 30, 1997 and 1998. The lease provides that the premises may only be used for operating the business of the Company. The Company is required to maintain fire, casualty and liability insurance on the property. The lessor is responsible for repair and maintenance of the parking area and structural components of the building. The Company is responsible for all other maintenance, utilities and all real and personal property taxes. The lease terms were approved by the members of the Board of Directors, after reviewing several factors, including appraisals on comparable buildings, rental costs of commercial buildings and replacement building costs. Based on this review management believes the terms and conditions of the lease to be fair and reasonable.

          As of November 30, 1997, the Company had loaned P.V.C., Inc. $15,704 and as of November 30, 1998, the Company had loaned P.V.C. $56,627. The loan does not bear interest and is payable on demand.

          During the years ending February 28, 1995, the Company supervised the expansion of the Company's Logan, Utah facility. Building and equipment costs totaling $210,700 through February 20, 1995 were paid by the Company, representing the construction cost of the building which is owned by P.V.C., Inc. Upon obtaining permanent financing, P.V.C., Inc. reimbursed the amount paid out by the Company for the construction and equipment. In connection with financing the expansion, P.V.C., Inc. obtained a second mortgage which the Company has guaranteed. The $275,000 mortgage, which is also secured by the leased property, bears interest at two percent over prime and is payable in monthly installments of $2,629 through May, 2010. The guarantee was taken into account in determining the lease payments on the facility described above.

          In August 1996, the Company sold 150,000 non-qualified options to James C. Czirr for $15,000 as a condition of his acceptance of nomination to the Board of Directors. Thirty thousand options vest each year for a period of five years. Mr. Czirr is a 50% shareholder in an investor relations consulting firm retained by the Company. Mr. Czirr's firm provides investor relations consulting for a retainer of $3,000 per month through August, 2000.
 Effective March 15, 1997, Mr. Czirr and the Company modified the amount of compensation payable under the agreement to provide for monthly payments of $1,000 cash and the equivalent of $2,000 of Common Stock.

          During the year ended November 30, 1998, the Company entered into two lease financing agreements for equipment that is being used in the operation of Rimshot L.L.C., a limited liability company owned by Dan Bray, a son of Verne E. Bray, the Chief Executive Officer, President, director and a controlling shareholder of the Company ("Rimshot"). The Company recorded assets of $139,048 and related debt of $133,048. As of November 30, 1998, Rimshot owed the Company $252,000 in connection with financing startup operations. Subsequent to year-end, an indemnification agreement was signed by Rimshot agreeing to hold the Company harmless for the cost of the leased equipment. Subsequent to year-end, Dan Bray also signed a pledge agreement on 12,500 shares of Preferred Stock and signed security agreements covering Rimshot equipment and receivables to collateralize the amount due to the Company. The Company benefits from the existence of Rimshot in several ways. First, to the Company's knowledge, the closest machines of this size are located in San Francisco and Texas. The Company has certain products that are made from urethane that Rimshot is now able to run for the Company at a substantial savings in freight. Second, one of the new products that the Company has in development will require the use of one of the machines leased by Rimshot. Third, Rimshot has the ability to assist in developing prototype products for the Composites, which saves both time and costs because of the close proximity of Rimshot to NACO Composites in locality and the personal relationship.

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

                                     PART IV


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  The following exhibits are submitted herewith:

                              DESCRIPTION                              EXHIBIT NO.
        ------------------------------------------------------------   -----------

  3(i)  Articles of Incorporation of the Company  . . . . . . . . . .       (1)

 3(ii)  Bylaws of the Company . . . . . . . . . . . . . . . . . . . .       (1)

     3  Instruments Defining Rights of Security Holders. .  . . . . .       (2)

  10.1  Employment Agreement of Verne Bray, as amended  . . . . . . .       (3)

  10.2  Nonqualified Stock Option Agreement . . . . . . . . . . . . .       (1)

  10.3  Lease Agreement on Logan, Utah Facility . . . . . . . . . . .       (1)

  10.4  Lease Agreement on Lodi, California Facility. . . . . . . . .       (1)

  10.5  Promissory Note with P.V.C., Inc.   . . . . . . . . . . . . .       (1)

  10.6  Sales Representation Agreement with Thomas Christy. . . . . .       (1)

  10.7  Loan Agreement with NationBank. . . . . . . . . . . . . . . .       (5)

  10.8  Stock Redemption Agreement with Maurice A. Coen, David Coen
        and Kirk Coen . . . . . . . . . . . . . . . . . . . . . . . .       (1)

  10.9  Agreements with warehouse agents. . . . . . . . . . . . . . .       (2)

 10.10  Lease Agreement in Ogden, Utah facility . . . . . . . . . . .       (4)

 10.11  Stock Incentive Plan  . . . . . . . . . . . . . . . . . . . .       (5)

 10.12  Pledged Stock and Security Agreement between the Company,
        Dan Bray and Rimshot LLC  . . . . . . . . . . . . . . . . . .  Filed herewith

 10.13  Security Agreement between the Company, Dan Bray and Rimshot
        LLC . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Filed herewith

 10.14  Assumption and Indemnification Agreement between the Company and Rimshot LLC . . . . . . . . . . . . . . . . . . . . . . .  Filed herewith

    21  Subsidiaries of Registrant      . . . . . . . . . . . . . . .       (5)

    27  Financial Data Schedule     . . . . . . . . . . . . . . . . .  Filed herewith


-------------------

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

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 3, 1997.

(b) The registrant did not file a report on Form 8-K in the fourth quarter of its fiscal year ended November 30, 1997.

JONES WRIGHT
SIMKINS &                          [LETTERHEAD]
ASSOCIATES LLP



                         INDEPENDENT AUDITOR'S REPORT

February 24, 1999

The Board of Directors and Stockholders
NACO Industries, Inc.
Logan, UT

         We have audited the accompanying consolidated balance sheets of NACO Industries, Inc. and subsidiary as of November 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACO Industries, Inc. and subsidiary at November 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                       JONES, WRIGHT, SIMKINS & ASSOCIATES LLP
                                       Certified Public Accountants
                                       Logan, Utah

                               NACO INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                            NOVEMBER 30, 1998 AND 1997


              ASSETS                             1998             1997
              ------                         -----------      ------------
Current assets:
  Cash                                       $   112,362           75,378
  Accounts receivable, net of allowances
    of $100,193 and $69,750                      803,165          671,562
  Inventory                                      656,134          772,752
  Taxes receivable                                                  5,100
  Receivable from related parties                164,873           15,704
  Other current assets                            55,505           97,561
                                             -----------      -----------
       Total current assets                    1,792,039        1,638,057
                                             -----------      -----------

Property and equipment:
  Land                                            40,700           40,700
  Buildings and improvements                     675,316          600,785
  Equipment and vehicles                       2,771,889        2,449,998
  Equipment construction in progress              29,461           89,980
                                             -----------      -----------
       Total property and equipment            3,517,366        3,181,463

  Accumulated depreciation                    (1,779,688)      (1,456,133)
                                             -----------      -----------
       Net property and equipment              1,737,678        1,725,330
                                             -----------      -----------

Other assets:
  Receivable from related parties                152,203
  Intangible and other assets                    112,615          106,776
                                             -----------      -----------
       Total other assets                        264,818          106,776
                                             -----------      -----------
       Total assets                          $ 3,794,535        3,470,163
                                             -----------      -----------
                                             -----------      -----------


                 The accompanying notes are an integral part
                        of these financial statements.

                              NACO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1998 AND 1997


LIABILITIES AND STOCKHOLDERS' EQUITY                      1998             1997
------------------------------------                  -----------      ------------
Current liabilities:
  Accounts payable                                    $   650,305          251,122
  Accrued expenses                                        283,900          198,046
  Line of credit                                          849,326          824,326
  Notes payable                                                             88,542
  Current portion of long-term obligations                300,582          233,259
                                                      -----------      -----------
       Total current liabilities                        2,084,113        1,595,295
                                                      -----------      -----------

Long-term liabilities:
  Long-term obligations, less current portion             673,922          664,001
  Deferred income taxes                                     9,800           94,200
                                                      -----------      -----------
       Total long-term liabilities                        683,722          758,201
                                                      -----------      -----------
       Total liabilities                                2,767,835        2,353,496
                                                      -----------      -----------

Stockholders' equity:
  7%cumulative convertible preferred stock,
    $3 par value; authorized 330,000 shares,
    165,412 shares issued including 1,667 in
    treasury for 1997; aggregate liquidation
    preference of $1,061,744 and $1,044,774
    in 1998 and 1997, respectively                        496,236          496,236
  Common stock, $.01 par value; 10,000,000
    shares authorized; 2,147,102 and
    2,193,796 shares issued; including
    270,875 and 346,380 shares in treasury                 21,472           21,939
  Additional paid-in capital                            1,084,959        1,003,800
  Retained earnings (deficit)                            (484,342)        (278,711)
                                                      -----------      -----------
                                                        1,118,325        1,243,264

  Less: treasury stock, at cost                           (91,625)        (126,597)
                                                      -----------      -----------
       Total stockholders' equity                       1,026,700        1,116,667
                                                      -----------      -----------
       Total liabilities and stockholders' equity     $ 3,794,535        3,470,163
                                                      -----------      -----------
                                                      -----------      -----------


                    The accompanying notes are an integral part of
                           these financial statements.

                              NACO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997


                                                          1998             1997
                                                      -----------      ------------
Sales, net                                            $ 7,200,308        7,579,631

Cost of goods sold                                      4,510,662        4,850,507
                                                      -----------        ---------
       Gross profit                                     2,689,646        2,729,124
                                                      -----------        ---------

Operating expenses:
  Selling expenses                                      1,456,526        1,476,174
  General and administrative expenses                   1,227,234        1,295,643
  Research and development expenses                        45,950           16,009
                                                      -----------        ---------
       Total operating expenses                         2,729,710        2,787,826
                                                      -----------        ---------
       Income (loss) from operations                      (40,064)         (58,702)
                                                      -----------        ---------

Other income (expense):
  Interest income                                          10,732            2,030
  Interest expense                                       (202,846)        (208,287)
  Gain (loss) on sale of assets                             1,663           (2,846)
                                                      -----------        ---------
       Total other income (expense)                      (190,451)        (209,103)
                                                      -----------        ---------

Income (loss) before income taxes                        (230,515)        (267,805)

Income tax expense (benefit)                              (83,600)          16,200
                                                      -----------        ---------
       Net loss                                          (146,915)        (284,005)

Adjustment for preferred dividends                        (69,272)         (62,304)
                                                      -----------        ---------
Adjusted net loss to common stockholders              $  (216,187)        (346,309)
                                                      -----------        ---------
                                                      -----------        ---------

Loss per common share:
      Primary                                         $     (0.12)           (0.20)
      Fully diluted                                         (0.12)           (0.20)

Weighted average number of common shares
  outstanding (shares issued less shares
  in treasury)                                          1,862,690        1,754,195


               The accompanying notes are an integral part of
                         these financial statements.

                              NACO INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997


                                Preferred Stock         Common Stock                                Treasury Stock
                              -------------------  --------------------  Additional   Retained   --------------------      Total
                              Number of            Number of              Paid-in     Earnings   Number of             Stockholders'
                               Shares     Amount   Shares      Amount    Capital     (Deficit)   Shares      Amount      Equity
                              ---------  --------  ---------  ---------  ----------   ---------  ---------  ---------  -------------
Consolidated Balance,
  November 30, 1997           165,412    $496,236  2,193,796   $ 21,939  $1,003,800   $(278,711) (346,380)  $(126,597)  $ 1,116,667

Issuance of common stock
 for warrants exercised                               19,144        191      57,239                                          57,430

Issuance of common shares
 for consulting services                               8,000         80      23,920                                          24,000

Dividends - preferred shares
 ($.21 per share)                                                                       (34,482)                            (34,482)

Sale of preferred shares                                                                            1,667      10,000        10,000

Treasury stock retired                               (73,838)      (738)                (24,234)   73,838      24,972             0

Net loss                                                                               (146,915)                           (146,915)
                              ---------  --------  ---------  ---------  ----------   ---------  ---------  ---------  -------------
Consolidated Balance,
  November 30, 1998           165,412    $496,236  2,147,102   $ 21,472  $1,084,959   $(484,342) (270,875)  $ (91,625)  $ 1,026,700
                              ---------  --------  ---------  ---------  ----------   ---------  ---------  ---------  -------------
                              ---------  --------  ---------  ---------  ----------   ---------  ---------  ---------  -------------


                                                                     (continued)

                  The accompanying notes are an integral part
                        of these financial statements.

                              NACO INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997


                                Preferred Stock         Common Stock                                Treasury Stock
                              -------------------  --------------------  Additional              --------------------      Total
                              Number of            Number of              Paid-in     Retained   Number of             Stockholders'
                               Shares     Amount   Shares      Amount    Capital      Earnings    Shares      Amount      Equity
                              ---------  --------  ---------  ---------  ----------   ---------  ---------  ---------  -------------
Consolidated Balance,
  November 30, 1996            132,412   $397,236  1,918,551   $ 19,186  $  152,819   $  57,364  (418,551)  $(141,569)  $   485,036

Dividends - preferred
  shares ($.21 per share)                                                               (27,836)                            (27,836)

Issuance of preferred stock
  in private placement,
  net of issuance costs
  of $3,028                     33,000     99,000                            95,972                                         194,972

Issuance of common stock
  in private placement,
  net of issuance costs
  of $82,500                                         343,750      3,438     739,062                                         742,500

Issuance of common shares
  for consulting services                              5,333         53      15,947                                          16,000

Purchase of preferred shares                                                                       (1,667)    (10,000)      (10,000)
Treasury stock retired                               (73,838)      (738)                (24,234)   73,838      24,972             0

Net loss                                                                               (284,005)                           (284,005)
                              ---------  --------  ---------  ---------  ----------   ---------  ---------  ---------  -------------
Consolidated Balance,
  November 30, 1997            165,412   $496,236  2,193,796   $ 21,939  $1,003,800   $(278,711) (346,380)  $(126,597)  $ 1,116,667
                              ---------  --------  ---------  ---------  ----------   ---------  ---------  ---------  -------------
                              ---------  --------  ---------  ---------  ----------   ---------  ---------  ---------  -------------


                 The accompanying notes are an integral part of
                        these financial statements.

                             NACO INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997

                                                               1998                1997
                                                             ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(146,915)         (284,005)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                              331,356           284,889
     Amortization                                                5,915             5,915
     Consulting for common stock                                24,000            16,000
     Deferred income taxes                                     (84,400)           15,100
     (Gain) loss on sale of assets                              (1,663)            2,486
   (Increase) decrease in:
     Accounts receivable, net                                 (131,603)          (55,787)
     Inventory                                                 116,618          (104,251)
     Taxes receivable                                            5,100            43,500
     Other current assets                                       42,056           (25,359)
   Increase (decrease) in:
     Accounts payable                                          399,183          (292,952)
     Accrued expenses                                           85,854             9,970
                                                             ----------         ---------
       Net cash provided by (used in)
        operating activities                                   645,501          (384,494)
                                                             ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                           (68,237)         (514,408)
  Loans to related parties                                    (301,372)          (15,704)
  Investment in intangible and other assets                    (11,754)           (6,784)
                                                             ----------         ---------
       Net cash used in investing activities                  (381,363)         (536,896)
                                                             ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                              25,000           160,000
  Proceeds from preferred stock issuance                                         194,972
  Sale (purchase) of preferred stock                            10,000           (10,000)
  Proceeds from common stock issuance                           57,430           742,500
  Payments on related party loan                                                 (34,382)
  Proceeds from short-term notes                                                  17,271
  Payments on short-term note                                                    (32,544)
  Payments on long-term debt                                  (285,102)         (211,519)
  Dividend payments                                            (34,482)          (27,836)
                                                             ----------         ---------
       Net cash provided by (used in)
        financing activities                                  (227,154)          798,462
                                                             ----------         ---------
  Increase (decrease) in cash                                   36,984          (122,928)
       Cash, beginning of period                                75,378           198,306
                                                             ----------         ---------
       Cash, end of period                                   $ 112,362            75,378
                                                             ----------         ---------
                                                             ----------         ---------

                                                                              (continued)



                   The accompanying notes are an integral part of
                             these financial statements.

                              NACO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997

                                                               1998                1997
                                                             ----------         ---------
SUPPLEMENTAL DISCLOSURES:

  Income taxes paid                                          $   1,100               900
                                                             ----------         ---------
                                                             ----------         ---------
  Interest paid                                              $ 204,159           200,411
                                                             ----------         ---------
                                                             ----------         ---------

NONCASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock for services:
    Issuance of common stock                                 $  24,000            16,000
    Consulting expenses                                        (24,000)          (16,000)
                                                             ----------         ---------
      Cash paid for certain consulting services              $      -0-               -0-
                                                             ----------         ---------
                                                             ----------         ---------
  Acquisition of property and equipment:
    Cost of property and equipment                           $ 342,041
    Debt obligations assumed                                  (273,804)
                                                             ----------         ---------
      Cash paid for property and equipment                   $  68,237
                                                             ----------         ---------
                                                             ----------         ---------


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

ADVERTISING COSTS

         Advertising costs are expensed when incurred.

RESEARCH AND DEVELOPMENT

         Research and development costs are expensed when incurred.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

         The Company and its subsidiary file consolidated federal and state tax returns. Deferred income taxes are provided for differences between financial statement and income tax reporting. These differences occur primarily from the use of the accelerated cost methods to depreciate fixed assets, net operating loss carryforwards and from inventory capitalization requirements used for income tax purposes.

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

         In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises disclosures about pension and other postretirement benefit plans. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material effect on the Company's pension disclosures.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market values. This statement is effective for fiscal years beginning after June 15, 1999. The adoption of this statement will not have a material effect on Company's balance sheet.

NOTE 2 - SUBSIDIARY

         On October 11, 1996, the Company formed a wholly owned subsidiary, NACO Composites, Inc., and acquired the assets of Dreager Manufacturing in a business combination accounted for as a purchase. NACO Composites, Inc. manufactures composite and fiberglass products. The results of operations of NACO Composites, Inc. are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $197,727, which exceeds the fair value of the net assets acquired by $88,718. The excess, recorded as goodwill, is being amortized using the straight-line method over fifteen years.

NOTE 3 - CONCENTRATIONS OF CREDIT RISK

         At November 30, 1998 and November 30, 1997, bank balances in excess of depository insurance limits were approximately $156,000 and $78,000, respectively.

NOTE 4 - INVENTORY

     Inventory, net of valuation allowances, consists of the following:

                             Nov. 30,        Nov. 30,
                              1998            1997
                              -----           ----
     Raw materials          $260,808         309,193
     Work in process           9,150          12,276
     Finished goods          386,176         451,283
                            --------        --------
     Total                  $656,134         772,752
                            --------        --------
                            --------        --------


         At November 30, 1998 and 1997 the valuation allowances on inventory were $92,000 and $110,000, respectively.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INTANGIBLE AND OTHER ASSETS

                Intangible and other assets consist of the following:

                                                          Nov. 30,        Nov. 30,
                                                           1998            1997
                                                           -----           ----
     Goodwill, net of accumulated amortization of
       $12,815 and $6,901, respectively                  $ 75,903          81,817
     Cash surrender value of life insurance                23,427          16,174
     Deposits                                              13,285           8,785
                                                         --------        --------
          Total                                          $112,615         106,776
                                                         --------        --------
                                                         --------        --------



NOTE 6 - REVOLVING LINE OF CREDIT AND SHORT-TERM NOTES PAYABLE

         At November 30, 1998, the Company had borrowed $849,326 on its line of credit. The line of credit, which matured August 1, 1998, bore interest at 1.75% over prime and is collateralized by accounts receivable, intangibles, inventory, equipment, real estate and life insurance. The line of credit limit is $1,100,000. The revolving line of credit loan agreement contains covenants pertaining to compliance with the bank's borrowing base requirements. The line of credit agreement also contains covenants pertaining to working capital, debt, dividends and capital purchases. Under the terms of a long-term note agreement, the Company is required to obtain written prior bank approval before making loans to another or guaranteeing or otherwise becoming liable for the undertaking of others, before issuing or repurchasing capital stock, and before paying dividends on capital stock. The lending institution has waived its restriction on paying dividends on the Company's preferred stock. At November 30, 1997, the Company had borrowed $824,326 on its line of credit.

         At November 30, 1998, the Company had not renewed its line of credit agreement with Nation's Bank. As a result all the debt with Nation's Bank was due. Subsequent to year-end the Company signed a forbearance agreement, which waived the cross default provisions for the period ending November 30, 1998. The Agreement changed the interest rate on all outstanding notes due to Nation's Bank, including the line of credit, to bear interest at prime plus three and one-half percent (3.5%) from the date of signature. In addition, the Company agreed to pay a forbearance fee and the expenses and fees associated with negotiating the agreement.

         Short-term notes payable at November 30, 1997 consisted of a demand note payable to a bank and a note payable to an insurance company. The outstanding balance due to the bank at November 30, 1997 was $71,271. The note payable to the insurance company was paid in January of 1998. In March of 1998, the Company received an unconditional written waiver of the demand clause on the note. The Company has classified this note as long-term debt since that time.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LONG-TERM OBLIGATIONS

                                                      Nov. 30,      Nov. 30,
Long-term obligations consists of:                     1998          1997
                                                       ----          ----
Installment notes payable, secured by
 vehicles. Payable monthly at 8.50% - 9.95%
 interest. Maturities from July, 1999
 to March, 2003.                                      $  37,806      38,048

Notes payable to finance operations and capital
 additions, secured by current and fixed assets
 and life insurance. Payable at 8.75% to 10.25%
 interest with maturities through February, 2010.       579,427     533,465

Notes payable for redemption of Company
 stock and non-competition agreement, secured
 by treasury stock.  Payable monthly at 8.25%
 through June, 2002.                                    157,552     194,847

Capital equipment leases, secured by
 related equipment.  Payable monthly at
 12.52% - 26.05% interest, with maturities
 through October, 2003.                                 199,719     130,900
                                                      ---------    --------

  Total long-term obligations                           974,504     897,260

     Less: current portion                             (300,582)   (233,259)
                                                      ---------    --------
     Long-term portion                                $ 673,922     664,001
                                                      ---------    --------


         At November 30, 1998 and 1997, the book value of the Company's long-term obligations excluding capital leases is $774,785 and $766,360, respectively. Fair value using current market rates is approximately $770,500 and $758,000, respectively. Borrowings from Nations Bank for short-term and long-term debt at year end are $1,336,379 and $1,357,791, respectively.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LONG-TERM OBLIGATIONS (continued)

         At November 30, 1998, current maturities of long-term obligations (both long-term debt and capital lease obligations) are as follows:


 Period ending
  November 30
 -------------
     1999                  $300,582
     2000                   262,900
     2001                   145,700
     2002                    78,500
     2003                    41,500
     Thereafter             145,322
                           --------
     Total                 $974,504
                           --------


         At November 30, 1998 and 1997, the cost and amortization (or depreciation) of capitalized leased equipment are as follows:

                                     Nov. 30,           Nov. 30,
                                      1998               1997
                                      ----               ----
     Cost                            $364,702           244,293
     Current year depreciation         34,825            39,234
     Accumulated depreciation         129,759           104,461

     Annual lease payments under leases in effect at November 30, 1998 are as follows:


 Period ending
  November 30
 -------------
     1999                                    $ 97,300
     2000                                      77,300
     2001                                      52,300
     2002                                      21,500
     2003                                      18,750
     Less amount representing interest        (67,431)
                                             --------
Present value of obligations under capital
leases (interest at 12.52% to 26.05%)        $199,719
                                             --------
                                             --------


                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - OPERATING LEASES

         The Company leases its Logan, Utah and Lodi, California facilities and certain equipment under non-cancelable operating leases. The Company leases its Ogden, Utah facility under a cancelable operating lease. The lease for the Logan facility, Ogden facility and certain equipment are with related parties (See Note 16). Rental expense under these operating leases for the years ended November 30, 1998 and 1997 was approximately $223,000 and $171,000, respectively.

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

         Minimum future rental payments on non-cancelable leases as of November 30, 1998 for each of the next 5 years and in the aggregate are:

Period ending
November 30
-------------
   1999                             $162,300
   2000                               11,900
   2001                                2,600
   2002                                    0
   2003                                    0
                                    --------
   Total minimum future rentals     $176,800
                                    --------


NOTE 9 - PREFERRED STOCK, UNITS AND WARRANTS

Preferred stock:

         In February 1995, the Company amended its Articles of Incorporation to authorize 330,000 shares of Series 1, Class A, 7% Cumulative Convertible Preferred Stock, $3 par value per share. In the event of liquidation of the Company, the preferred stock will have a liquidation preference to the extent of $6 per share plus accrued and unpaid dividends. The preferred stock is convertible at any time after January 1, 1996, into shares of the Company's common stock at a conversion rate of two shares of common stock for one share of preferred stock. The preferred stock and common stock are entitled to one vote per share.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - PREFERRED STOCK, UNITS AND WARRANTS (continued)

         Dividends on the shares of preferred stock are cumulative from the date of first issuance and will be payable semi-annually at the rate of 7% per annum of the stated unit value of $6 per share on February 28 and August 31 of each year. No dividends may be paid to common shareholders until all cumulative dividends on preferred shares have been declared and paid. The preferred stock may be redeemed at any time after January 1, 1996, at $6 per share plus all accrued and unpaid dividends. At November 30, 1998, and 1997 dividends in arrears were $69,272 ($ .42 per share) and $34,468, ($ .21) respectively. Dividends paid during fiscal year 1998 and 1997 were paid out of the retained earnings of the parent corporation.

Units:

         On March 7, 1996, the Company initiated an offering of units exempt from registration under the Securities Act of 1933. The offering consisted of 175,000 units at an offering price of $6.00 per unit. Each unit consists of one share of Series 1, Class A, 7% Cumulative Convertible Preferred Stock and a warrant to purchase one share of common stock at an exercise price of $3.75 per common share. The offering was made on a "best efforts" basis and continued until June 30, 1997. Selling commissions equal to 10% of the offering price of the units were paid to certain placement agents participating in the offering. The Company sold 33,000 units and received net proceeds of $194,972 during fiscal year 1997.

         On March 5, 1997, the Company entered into an offshore securities subscription agreement with Britannia Holdings Ltd. Of England (Britannia) and on March 5, 1997, the Company sold 343,750 units for an aggregate purchase price of $825,000. The sale was made without registration under the Securities Act of 1933 in reliance upon Regulation S. Each unit consists of one share of common stock and forty-four one hundredth (.44) of a warrant to purchase an additional share of common stock at an exercise price of $3.50 per share. The warrants will expire March 5, 2000. The warrants are currently callable by the registrant anytime after its common stock trades for a bid price of $7.50 or higher for 30 trading days in a row.

         As part of the consideration for the stock subscription agreement, the Company has agreed to credit 24,062 additional shares of common stock per year to Britannia if the Company does not establish a market for its common stock that trades for at least $6.00 per share for any ten consecutive days within twenty-four months after March 5, 1997.

Warrants:

         At November 30, 1998, the Company has outstanding 47,525 full warrants. Each full warrant has a right to purchase one share of common stock at an exercise price of $3.75 per share. The Company also had 343,750 forty-four one hundredth (.44) warrants outstanding to purchase 151,250 additional shares of common stock at an exercise price of $3.50 per share.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - PREFERRED STOCK, UNITS AND WARRANTS (continued)

The full warrants expire three years from the date of the purchase of the associated unit. The (.44) warrants expire March 5, 2000.

         During fiscal year 1998, the Board of Directors extended the life of the one-half (1/2) warrants issued with preferred shares issued in 1996 to August 28, 1998 and changed the exercise price from $3.75 to 3.00 per common share. During fiscal year 1998, the Company received $57,432 and issued 19,144 additional common shares and the remaining one-half (1/2) warrants expired.

         At November 30, 1997, the Company had outstanding 111,758 one-half (1/2) warrants and 52,000 full warrants to purchase 107,879 shares of common stock. Each full warrant entitled the holder to purchase one share of common stock at an exercise price of $3.75 per share at any time after May 31, 1996 and for two years thereafter unless extended by the Company or earlier called for redemption. The warrants were redeemable by the Company at any time after January 1, 1997. The redemption price for the warrants was $.10 per warrant. In addition the Company had 343,750 forty-four one hundredth (.44) warrants to purchase 151,250 additional shares of common stock at an exercise price of $3.50 per share.

         In September 1996, the Company entered into an agreement with Extol International Corporation (Extol) to provide investor relations and financial consulting services to the Company. As part of this agreement, Extol has the right to purchase for $100 a warrant to purchase 50,000 shares of the Company's common stock at $3.50 per share. This warrant is exercisable for five years from the date of issuance, and will carry "piggyback" registration rights. Extol has agreed to take common stock and cash for payment of services. Jim Czirr, the majority shareholder in Extol, became a board member on August 27, 1997 (See Note 16).

NOTE 10 - STOCK OPTIONS

         At November 30, 1998 and 1997, the Company had outstanding non-qualified stock options for 60,000 and 80,000 shares of common stock, respectively to certain directors with an option price of $3 per share. These options vested on the grant date and are exercisable anytime while serving as a director for up to ten years. The outstanding options expire in the year 2005. No compensation expense has been charged to operations.

         At November 30, 1998 and 1997, the Company has outstanding non-qualified options for 150,000 shares of common stock to a director with an option price of $4.00 per share. At November 30, 1998 and 1997, vested and exercisable options were 60,000 and 30,000, respectively. The maximum term of the options is six years and they vest over a five-year period. Vested options expire after 24 months. No compensation expense has been charged to operations.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTIONS (continued)

         The Company has adopted a Stock Incentive Plan, (the "Plan"), whereby certain employees may be granted incentive or non-qualified options to purchase up to 200,000 shares of common stock. A committee appointed by the Board determines the exercise price of options granted under the Plan. The exercise price of incentive options must not be less than the fair market value of the share of common stock as of the date of grant. The maximum term of the options is six years and they vest over a five-year period. The Plan allows for granting of stock appreciation rights. Upon exercise of a stock appreciation right, the holder may receive shares of common stock and cash equal to the excess of the fair market value of the common stock at the date of exercise over the option price.

         At November 30, 1998, employee incentive options for 79,000 common shares are outstanding and 15,800 options have vested. During the year 19,000 options were forfeited due to termination of employment. No new incentive options were granted during the year.

         At November 30, 1997 employee incentive options for 98,000 shares were outstanding. In December of 1996, the Company granted 112,000 incentive options to certain employees with an exercise price of $3.00 per share. No compensation expense was charged to operations during fiscal year 1997. During the year, 14,000 incentive options were forfeited due to termination of employment.

         The following is a summary of the status of the Company's stock options:

                                                    Number          Weighted Average
                                                   of Shares         Exercise Price
     Options exercisable at 11/30/97                110,000            $ 3.27
                                                    -------            ------
                                                    -------            ------
     Options exercisable at 11/30/98                120,000            $ 3.27
                                                    -------            ------
                                                    -------            ------

     Outstanding at 11/30/96                        250,000            $ 3.60
     Granted during 1997                            132,000              3.00
     Forfeited during 1997                          (54,000)             3.00
                                                    -------            ------

     Outstanding at 11/30/97                        328,000            $ 3.46

     Granted during 1998                                 -0-
     Forfeited during 1998                          (39,000)           $ 3.00
                                                    -------

     Outstanding at 11/30/98                        289,000            $ 3.52
                                                    -------            ------
                                                    -------            ------


                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTIONS (continued)

         Fair value of options granted during 1998                      $-0-

         Weighted-average remaining contractual life
          of outstanding options                                      4.9 years


         No options were exercised during the year.

         The Company applies APB 25 in accounting for its stock options. Accordingly, no compensation cost has been recognized for 1998 or 1997. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

         In compliance with SFAS No. 123, the Company is providing the following pro forma disclosure:

                                1998             1997
                                ----             ----
     Net loss:
         As reported          (146,915)        (284,005)
         Pro forma            (159,415)        (295,605)

     Loss per share:
         As reported              (.12)            (.20)
         Pro forma                (.12)            (.20)


         The fair value of stock options granted in fiscal year 1997 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

                                              1997
                                              ----
     Weighted average fair value             $ 3.00
     Expected volatility                       1.00%
     Risk free interest rate                   6.15%
     Expected life in years                    5.85
     Dividend yield                            none


                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - TREASURY STOCK

     On June 30, 1992, the Company purchased 1,197,675 (8,759 before stock split) of its own outstanding shares of common stock from a former officer/shareholder and two minority shareholders at an average price of $.34 ($46.25 before stock split) per share. The treasury stock serves as collateral on a note outstanding to a former officer and shareholder (See
Note 7). As payments are made on the note, collateral is released and the corresponding treasury stock is retired. The Company retired 73,838 treasury shares in fiscal year 1998 and 73,838 treasury shares in fiscal year 1997. Treasury shares outstanding at year-end represent the remaining shares pledged as collateral on the note agreement.

     During fiscal year 1998, the Company sold 1,667 shares of preferred stock out of the treasury, which had been purchased from a former employee.

NOTE 12 - EARNINGS PER SHARE

     Basic earnings per common share are computed using the weighted average number of shares of common stock outstanding during the period. For earnings per share calculation purposes, net income is reduced by cumulative dividends on preferred stock.

     Diluted earnings per share are computed based on an increased number of shares that would be outstanding assuming the conversion of the Company's cumulative preferred stock and the exercise of stock options and warrants. The market price has not exceeded the option price for the outstanding options and warrants and therefore no dilution has occurred. During a loss period, the assumed conversion of convertible preferred stock has an anti-dilutive effect. As a result, these shares have not been included in the calculation of diluted earnings per share. The securities that could potentially dilute basic earnings per share in the future but that were not included in the diluted earnings per share calculation are as follows:

                                                   Common            Common
                                                   Shares            Shares
     Security                                       1998              1997
     --------                                       ----              ----
     Options                                       120,000          110,000
     Warrants                                      198,775          259,129
     Convertible preferred stock                   330,824          330,824


                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - PENSION PLAN

     The Company sponsors an IRC Sec. 401(k) deferred compensation plan that covers all employees over age 21 with over one year of service. The Company makes matching contributions, at 50% of the employee's deferral, up to 4% of gross wages for employees who elect salary deferral. The amount of pension expense for the years ending November 30, 1998 and 1997 was $22,246 and $22,355, respectively.

NOTE 14 - ADVERTISING

     Advertising expense for the years ending November 30, 1998 and 1997 was $38,488 and $21,105, respectively.

NOTE 15 - INCOME TAXES

     Income tax expense consists of the following:   Nov. 30,       Nov, 30,
                                                      1998           1997
                                                      ----               ----
     Currently payable:
        Federal                                     $      0                  0
        State                                            800              1,100
                                                    --------            -------

                                                         800              1,100
        Deferred                                     (84,400)           (86,200)
        Valuation allowance                                             101,300
                                                    --------            -------
     Income tax expense (benefit)                   $(83,600)            16,200
                                                    --------            -------
                                                    --------            -------


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

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - INCOME TAXES (continued)

     The deferred tax asset and deferred tax liability was comprised of the following items at November 30, 1998 and 1997:

                                                 Nov. 30,         Nov. 30,
                                                  1998             1997
                                                  ----             ----
     Deferred tax asset:
       Inventory                               $  50,100            59,600
       Net operating loss carryforward           224,800           137,000
       Allowances against receivables             25,600            13,700
              Other                               13,900            11,700
                                               ---------         ---------
                                                 314,400           222,000
       Valuation allowance                      (222,000)         (222,000)
                                               ---------         ---------

       Net deferred tax asset                  $  92,400                 0
                                               ---------         ---------
                                               ---------         ---------

     Deferred tax liability:

       Tax over book depreciation              $ 102,200            94,200
                                               ---------         ---------
                                               ---------         ---------


     The Company has available at November 30, 1998, approximately $593,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in the years 2010 through 2013.

     Income tax expense differs from the customary effective United States rate, primarily as a result of the following:

                                                      Nov. 30,         Nov. 30,
                                                       1998             1997
                                                        ----             ----

     Computed "expected" tax expense (benefit)         $(73,000)         (87,700)

     State income tax expense (benefit), net of
      federal income tax benefit                         (8,500)         (10,300)

     Valuation allowance on deferred tax assets                          101,300

     Non-deductible items                                 3,200            2,100

     Rate differences and other                          (5,300)          10,800
                                                       --------         --------

          Income tax expense                           $(83,600)          16,200
                                                       --------         --------
                                                       --------         --------


                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - RELATED-PARTY TRANSACTIONS

     The Company leases the Logan, Utah manufacturing and sales facility and certain equipment from P.V.C., Inc., (PVC) a corporation owned by the Company's majority shareholder. In July 1994, the Company extended its lease with PVC through December 31, 1999. The lease agreement currently requires rents in the amount of $9,300 per month. The Company has guaranteed a second mortgage on the facilities it leases from PVC. At November 30, 1998 and 1997, the outstanding mortgage balance was approximately $228,000 and $240,000, respectively. The mortgage is secured by the leased property, bears an interest rate of two percent over prime and is payable in monthly installments of $3,150 through 2009. At November 30, 1998 and 1997, the Company had borrowed from PVC $51,185 and $15,704, respectively. Intercompany loans are non-interest bearing and payable on demand. During fiscal year 1998, PVC became a 51% owner of a new corporation, named Advantage Molds, Inc. Advantage Molds, Inc. operates a machine shop inside the Logan faculty leased to the Company. At November 30, 1998, Advantage Molds, Inc. owed the Company $13,688.

     The Company leases the Ogden, Utah manufacturing and sales facility from Ronald L. Dreager, a former employee and director of NACO Composites, Inc. Mr. Dreager discontinued his employment and service as a director in June of 1998. Monthly rentals are due in the amount of $4,500 and may be increased pursuant to the mutual agreement of both parties.

      During fiscal year 1998, the Company paid a monthly retainer of $2,000 in common stock and $1,000 in cash to Extol International Corporation (Extol) to provide investor relations and financial consulting services. Extol International received $12,000 for consulting services during fiscal year 1998 and 8,000 shares of the Company's common stock. The stock has an estimated grant date fair value of $3.00 per share. Mr. Czirr, a director of the Company, is a 50% shareholder in Extol. The Company's agreement with Extol provides for a retainer of $3,000 per month through August, 2000.

     During fiscal year 1997, Mr. Czirr was appointed as a director of the Company. Extol International received $27,900 for consulting services during fiscal year 1997 and 5,333 shares of the Company's common stock. The stock had an estimated grant date fair value of $3.00 per share. A finder's fee of ten percent was paid to Extol, in connection with the Units sold to Britannia Holdings Ltd. of England (See Note 9).

     In September 1994, the Company entered into an employment contract with Verne Bray, President, Chief Executive Officer and majority shareholder. The contract is for a term of five years and provides for a base salary of $224,000 with a cost of living adjustment based on the yearly increase in the consumer price index. During fiscal year 1998, with the consent of Mr. Bray the Company reduced his salary to $150,000 for services as president of the Company. The Board has the determined that payments in accordance the employment contract may be paid at a future date but Mr. Bray has waived his right to demand payment and therefore no liability has been recorded.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - RELATED-PARTY TRANSACTIONS (continued)

     During the year ending November 30, 1998, the Company entered into two lease financing agreements for equipment that is being used in the operation of a limited liability company (Rimshot) owned by a son of the majority shareholder. The Company recorded assets of $139,048 and related debt of $133,048. As of November 30, 1998, Rimshot owed the Company approximately $252,000 in connection with financing startup operations. Of the amount due $152,000 is classified as long-term. At year-end, payment terms including an interest rate had not been established. Verne Bray, President of the Company, personally guaranteed the lease agreements. Subsequent to year-end, an indemnification agreement was signed by Rimshot agreeing to hold the Company harmless for the cost of the leased equipment. Subsequent to year-end the son also signed a pledge agreement on 12,500 shares of NACO preferred stock and signed security agreements covering Rimshot equipment and receivables to collateralize the amount due to the Company.

     During the year ending November 30, 1997 the Company paid sales commissions of $21,264 to a sales representative who served on the Board of Directors through August 27, 1997. The sales commissions were computed consistent with other sales representatives of the Company.

NOTE 17 - SEGMENT INFORMATION

         The Company's operations are classified into two principal industry segments, PVC fittings and valves sold through NACO Industries, Inc. and composite and fiberglass products sold through NACO Composites, Inc. During 1997, the Company's fiberglass operations were moved to NACO Composites, Inc. The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different technologies and market to distinct classes of customers. No customers in either segment accounted for 10% or more of consolidated revenue.

         The segments accounting policies are the same as those described in the summary of significant accounting policies. Cost plus an estimated profit margin is used to report intersegment sales. Profit for segment reporting includes allocated general corporate expenses, other income and expense and income tax expense or benefit. Identifiable assets are those used by each segment of the Company's operations. Corporate assets primarily represent cash and are identified in the other column in the tables below.

                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SEGMENT INFORMATION (continued)

                                                         Fiberglass &
                                           PVC            Composite
Fiscal Year 1998:                        Products          Products          Other           Total
-----------------                        --------        ------------        -----           -----
Sales to unaffiliated customers        $6,214,324         1,007,910                         7,222,234
Intersegment sales                         21,926                                              21,926
Depreciation Expense                      303,968            27,388                           331,356
Interest income                             4,994             5,738                            10,732
Interest expense                          193,440             9,406                           202,846
Profit (loss)                             152,888          (292,129)                         (139,241)
Identifiable assets                     2,833,996           843,539         117,000         3,794,535
Capital expenditures                      316,126            25,915                           342,041


         Following are reconciliations to corresponding totals in the accompanying consolidated financial statements.

     Revenues:
          Total for reportable segments        $ 7,222,234
          Intersegment revenue                     (21,926)
                                               -----------

          Total consolidated revenues          $ 7,200,308
                                               -----------
                                               -----------

     Profit or Loss:

          Total for reportable segments        $  (139,241)
          Intersegment profit                       (7,674)
                                               -----------

          Net income (loss)                    $  (146,915)
                                               -----------
                                               -----------


                                                         Fiberglass &
                                           PVC            Composite
Fiscal Year 1997:                        Products          Products          Other           Total
-----------------                        --------        ------------        -----           -----
Sales to unaffiliated customers        $6,480,001         1,115,771                         7,595,772
Intersegment sales                         16,141                                              16,141
Depreciation                              263,976            20,913                           284,889
Interest revenue                            2,007                23                             2,030
Interest expense                          197,078            11,209                           208,287
Profit (loss)                             (10,447)         (263,883)                         (274,330)
Identifiable assets                     2,938,816           451,347         80,000          3,470,163
Capital expenditures                      407,183           107,225                           514,408


                              NACO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SEGMENT INFORMATION (continued)

         Following are reconciliations to corresponding totals in the accompanying consolidated financial statements.

     Revenues:

          Total for reportable segments        $ 7,595,772
          Intersegment revenue                     (16,141)
                                               -----------

          Total consolidated revenues          $ 7,579,631
                                               -----------
                                               -----------

     Profit or Loss:

          Total for reportable segments        $  (274,330)
          Intersegment profit                       (9,675)
                                               -----------

          Net income (loss)                    $  (284,005)
                                               -----------
                                               -----------


NOTE 18 - CAPITAL RESOURCES

      During the past two years, the Company has incurred significant costs for capital additions to increase production capacity and diversify into a broader mix of product line. These costs combined with lower sales volume and continued losses in the subsidiary have negatively impacted the Company's profitability and liquidity. Management believes that the Company can continue to diversify sales in new and expanded product lines and improve the subsidiary's gross margin. It is not possible to predict at this time the success of these efforts.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 1998.


                                       NACO INDUSTRIES, INC.


                                       /s/  Verne E. Bray
                                       ----------------------------
                                       Verne E. Bray, President

          Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  SIGNATURE                         TITLE                             DATE
  ---------                         -----                             ----
/s/ Verne E. Bray            President and Director             February 27, 1998
---------------------        (Principal Executive Officer)
Verne E. Bray

/s/ Jeffrey J. Kirby         Vice President,                    February 27, 1998
---------------------        Secretary and Director
Jeffrey J. Kirby             (Principal Accounting Officer)

/s/ Jim C. Czirr             Director                           February 27, 1998
---------------------
Jim C. Czirr

/s/ Peter Heilmayr           Director                           February 27, 1998
---------------------
Peter Heilmayr


   SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS  FILED PURSUANT TO
        SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

          The Company currently does not intend to prepare and distribute a separate annual report to shareholders.

                                    EXHIBIT INDEX

                               DESCRIPTION                               EXHIBIT NO.
           -----------------------------------------------------------   -----------
   3(i)    Articles of Incorporation of the Company. . . . . . . . . .       (1)

  3(ii)    Bylaws of the Company . . . . . . . . . . . . . . . . . . .       (1)

     3     Instruments Defining Rights of Security Holders . . . . . .       (2)

  10.1     Employment Agreement of Verne Bray, as amended. . . . . . .       (3)

  10.2     Nonqualified Stock Option Agreement . . . . . . . . . . . .       (1)

  10.3     Lease Agreement on Logan, Utah Facility . . . . . . . . . .       (1)

  10.4     Lease Agreement on Lodi, California Facility. . . . . . . .       (1)

  10.5     Promissory Note with P.V.C., Inc. . . . . . . . . . . . . .       (1)

  10.6     Sales Representation Agreement with Thomas Christy. . . . .       (1)

  10.7     Loan Agreement with NationBank. . . . . . . . . . . . . . .       (5)

  10.8     Stock Redemption Agreement with Maurice A. Coen,
           David Coen and Kirk Coen. . . . . . . . . . . . . . . . . .       (1)

  10.9     Agreements with warehouse agents. . . . . . . . . . . . . .       (2)

 10.10     Lease Agreement in Ogden, Utah facility . . . . . . . . . .       (4)

 10.11     Stock Incentive Plan. . . . . . . . . . . . . . . . . . . .       (5)

 10.12     Pledged Stock and Security Agreement between the
           Company, Dan Bray and Rimshot LLC . . . . . . . . . . . . .      10.12

 10.13     Security Agreement between the Company, Dan Bray
           and Rimshot LLC . . . . . . . . . . . . . . . . . . . . . .      10.13

 10.14     Assumption and Indemnification Agreement. . . . . . . . . .      10.14

    21     Subsidiaries of Registrant. . . . . . . . . . . . . . . . .       (5)

    27     Financial Data Schedule . . . . . . . . . . . . . . . . . .       27


-------------------

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

(3) Filed as an exhibit to Amendment Number 3 of the SB-2 Registration Statement filed with the Securities and Exchange Commission on April 5, 1995.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.