Form 10QSB
period 1999-02-28
NACO INDUSTRIES INC
filed 1999-04-15
CIK 931585

SEC File No. 33-85044-d


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28,1999

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 Commission File number 33-85044-d

                              NACO Industries, Inc.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)

            Utah                                          48-0836971
   ------------------------                       ----------------------------
   (State of Incorporation)                       (IRS Employer Identification

                     395 West 1400 North, Logan, Utah 84341
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                   Registrant's Telephone Number 435-753-8020
--------------------------------------------------------------------------------


         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                          ---   ---
As of February 28, 1999, the Registrant had 1,876,227 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format      Yes     No  X
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
--------------------------------------------------------------------------------

See attached Consolidated Financial Statements

                              NACO Industries, Inc.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

                         PART 1 - FINANCIAL INFORMATION

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              NACO INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  February 28        November 30
                                                 ------------       ------------
ASSETS                                               1999               1998
------                                           ------------       ------------
Current assets:
  Cash                                            $    53,488       $   112,362
  Accounts receivable, net of allowances
    of $71,593 / $69,750                            1,146,000           803,165
  Inventory                                           548,866           656,134
  Other current assets                                203,096           220,378
                                                 ------------       -----------
       Total current assets                         1,951,450         1,792,039
                                                 ------------       -----------

Property and equipment:
  Land                                                 40,700            40,700
  Buildings and improvements                          679,751           675,316
  Equipment and vehicles                            2,818,486         2,771,889
  Equipment construction in progress                    9,018            29,461
                                                 ------------       -----------
       Total property and equipment                 3,547,955         3,517,366

  Accumulated depreciation                         (1,874,586)       (1,779,688)
                                                 ------------       -----------
       Net property and equipment                   1,673,369         1,737,678
                                                 ------------       -----------

Other assets:
  Intangible and other assets                         258,839           264,818
                                                 ------------       -----------
       Total other assets                             258,839           264,818
                                                 ------------       -----------
       Total assets                               $ 3,883,658       $ 3,794,535
                                                 ============       ===========

                 See Notes to Consolidated Financial Statements

                              NACO INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                              February 28      November 30
                                                                              -----------      -----------
LIABILITIES:                                                                     1999              1998
------------                                                                  -----------      -----------
Current liabilities:
  Accounts payable                                                            $ 1,130,032      $   650,305
  Accrued expenses                                                                243,656          283,900
  Income taxes payable                                                               (100)               0
  Line of credit                                                                  849,326          849,326
  Current portion of long-term obligations                                        300,582          300,582
  Payable to related party                                                            401                0
                                                                              -----------      -----------
       Total current liabilities                                                2,523,897        2,084,113

Long-term liabilities:
  Long-term obligations, less current portion                                     605,069          673,922
  Deferred income taxes                                                             9,800            9,800
                                                                              -----------      -----------
       Total long-term liabilities                                                614,869          683,722
                                                                              -----------      -----------
       Total liabilities                                                        3,138,766        2,767,835

Stockholders' equity:

  Common stock, $.01 par value, 10,000,000 shares authorized; 2,147,102            21,472           21,472
shares and 2,147,102 shares issued respectively (including 270,875 shares and 270,875 share respectively in treasury)
  Preferred Stock,  7% Cumulative, convertible  $3.00 par value, 330,000          496,236          496,236
shares authorized, 165,412 and 165,412 shares issued respectively
(Aggregate liquidation preference $1,096,195 and $1,061,744 respectively)
  Additional paid-in capital                                                    1,084,959        1,084,959
  Retained earnings (deficit)                                                    (766,151)        (484,342)
                                                                              -----------      -----------
                                                                                  836,516        1,118,325
  Less: treasury stock - at cost                                                  (91,624)         (91,625)
                                                                              -----------      -----------
       Total stockholders' equity                                                 744,892        1,026,700
                                                                              -----------      -----------

       Total liabilities and
         stockholders' equity                                                 $ 3,883,658      $ 3,794,535
                                                                              ===========      ===========

                 See Notes to Consolidated Financial Statements

                             NACO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                       Three months ended
                                                           February 28
                                                  ----------------------------
                                                     1999              1998
                                                  -----------      -----------

Sales, net                                        $ 1,853,020      $ 1,511,156

Cost of goods sold                                  1,382,675        1,026,916
                                                  -----------      -----------

       Gross profit                                   470,345          484,240

Operating expenses:
  Selling expenses                                    345,952          352,665
  General and administrative expenses                 333,004          340,395
                                                  -----------      -----------

       Total operating expenses                       678,956          693,060
                                                  -----------      -----------

       Income (loss) from operations                 (208,611)        (208,820)

Other income (expense):
  Interest income                                         435              871
  Interest expense                                    (73,633)         (51,471)
                                                  -----------      -----------

       Total other income (expense)                   (73,198)         (50,600)
                                                  -----------      -----------

Income (loss) before income taxes                 $  (281,809)     $  (259,420)

Income tax expense (benefit)                                0                0
                                                  -----------      -----------

       Net income (loss)                          $  (281,809)     $  (259,420)

Adjustment for preferred dividends in arrears        (103,723)         (68,773)
                                                  -----------      -----------

Adjusted net to Common Stockholders               $  (385,532)     $  (328,193)
                                                  -----------      -----------

Earnings (loss) per common share:
  Basic:
      Earnings (loss) from net income             $     (0.15)     $     (0.14)
      Dividends in arrears                              (0.06)           (0.04)
                                                  ===========      ===========
  Net Earnings (loss)                             $     (0.21)     $     (0.18)
                                                  ===========      ===========

 Diluted:
     Earnings (loss) from net income              $     (0.21)     $     (0.18)
                                                  ===========      ===========

Weighted average number of common
  shares outstanding:
    Basic                                           1,876,227        1,849,083
                                                  ===========      ===========
    Diluted                                         2,207,051        2,176,573
                                                  ===========      ===========


                 See Notes to Consolidated Financial Statements

                              NACO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                   Three months ended
                                                              February 28       February 28
                                                              -----------------------------
                                                                  1999             1998
Cash flows from operating activities
  Net income (loss)                                             $(281,809)     $(259,420)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                 100,857         81,751
     Amortization                                                   1,479          1,479
   (Increase) decrease in:
     Accounts receivable, net                                    (342,835)      (196,483)
     Inventory                                                    107,268       (147,311)
     Other                                                         17,282         25,826
   Increase (decrease) in:
     Accounts payable                                             479,727        485,848
     Accrued expenses                                             (40,244)       (29,258)
     Income taxes payable                                            (100)             0
                                                                               ---------
                                                                               ---------
        Net cash provided by (used in)
         Operating activities                                      41,625        (37,568)
                                                                ---------      ---------

Cash flows from investing activities
  Net change  property and equipment                              (36,548)       (90,827)
  Investment in intangible and other assets                         4,500              0
                                                                ---------      ---------
        Net cash provided by (used in) investing activities       (32,048)       (90,827)

Cash flows from financing activities
  Net change in line of credit                                          0        175,000
  Payments on related party loan                                      401         (2,111)
  Payments on long-term debt                                      (68,852)       (76,538)
  Payment of Preferred Stock Dividends                                  0              0
  Proceeds from long-term loans                                    48,239
  Proceeds from issuance of common stock                                0              0
  Proceeds from issuance of preferred stock                             0              0
  Purchase of treasury stock                                            0              0
                                                                ---------      ---------
        Net cash provided by (used in) financing activities       (68,451)       144,590

                                                                ---------      ---------
Increase (decrease) in cash                                       (58,874)        16,195

        Cash, beginning of period                                 112,362         75,378
                                                                ---------      ---------

        Cash, end of period                                     $  53,488      $  91,573
                                                                =========      =========

See Notes to Consolidated Financial Statements
Supplemental disclosures:
    Income taxes paid                                           $       0      $       0
    Interest Paid                                               $  44,939      $  37,926


                 See Notes to Consolidated Financial Statements

                              NACO INDUSTRIES, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                February 28, 1999


NOTE A - BASIS OF PRESENTATION

Management has elected to omit substantially all footnotes to these unaudited consolidated quarterly financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1999. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998.


NOTE B - INVENTORY
  Inventory consists of the following:


                                                February 28,       Nov. 30,
                                                   1999              1998
                                                -----------      -------------
Raw Materials                                   $  176,511       $  231,895
Work in Process                                     17,703           13,598
Finished Goods                                     354,652          360,656
                                                -----------      -------------

                  Total                         $  548,869       $  606,149



NOTE C - DIVIDENDS
         Dividends on the preferred stock are cumulative at 7%. At February 28, 1999, the cumulative amount of dividends accrued was $103,723. Of this amount, $103,723 was in arrears.


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

NOTE E - PREFERRED STOCK AND WARRANTS

         There were no shares of capital stock sold or warrants exercised during the first quarter of 1999.

NOTE F - SEGMENT INFORMATION


         The Company's operations are classified into two principal industry segments, PVC fitting and valves sold through Naco Industries, Inc. and composite products sold through Naco Composites, Inc. The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different technologies and market to distinct classes of customers. No customers in either segment accounted for 10% or more of consolidated revenue.

         The segment accounting policies are the same as those described in the Annual Report on Form 10-KSB in the summary of significant accounting policies. Cost plus an estimated profit margin is used to report intersegment sales. Profit for segment reporting includes allocated general corporate expenses, other income and expense and income tax expense or benefit. Identifiable assets are those used by each segment of the Company's operations. Corporate assets primarily represent cash and are identified in the other column in the tables below.

----------------------------------------     -----------      -----------      -----------     -----------
Quarter Ended 2/28/99                       PVC Products   Composite Product      Other           Total
----------------------------------------     -----------      -----------      -----------     -----------
Sales to unaffiliated customers              $ 1,629,027      $   223,993                0     $ 1,853,020
----------------------------------------     -----------      -----------      -----------     -----------
Intersegment Sales                                     0                0                0               0
----------------------------------------     -----------      -----------      -----------     -----------
Depreciation Expense                              82,928           13,448                0          96,396
----------------------------------------     -----------      -----------      -----------     -----------
Interest Income                                      435                0                0             435
----------------------------------------     -----------      -----------      -----------     -----------
Interest Expense                                  43,892            1,047                0          44,939
----------------------------------------     -----------      -----------      -----------     -----------
Profit (Loss)                                $   (16,566)     $  (265,243)               0     $  (281,809)
----------------------------------------     -----------      -----------      -----------     -----------
Identifiable Assets                          $ 2,998,930      $   655,872      $    53,489     $ 3,708,291
----------------------------------------     -----------      -----------      -----------     -----------

----------------------------------------     -----------      -----------      -----------     -----------
Prior Year Quarter Ended 2/28/98
----------------------------------------     -----------      -----------      -----------     -----------
Sales to unaffiliated customers              $ 1,323,858      $   187,299                0     $ 1,511,156
----------------------------------------     -----------      -----------      -----------     -----------
Intersegment Sales                                     0            6,845                0           6,845
----------------------------------------     -----------      -----------      -----------     -----------
Depreciation Expense                              75,192            8,036                0          83,228
----------------------------------------     -----------      -----------      -----------     -----------
Interest Income                                      834               37                0             871
----------------------------------------     -----------      -----------      -----------     -----------
Interest Expense                                  45,277            3,115                0          48,391
----------------------------------------     -----------      -----------      -----------     -----------
Profit (Loss)                                $  (193,352)     $   (66,113)               0     $  (259,466)
----------------------------------------     -----------      -----------      -----------     -----------
Identifiable Assets                          $ 3,199,253      $   501,294      $    91,574     $ 3,792,121
----------------------------------------     -----------      -----------      -----------     -----------


NOTE G - DEBT AND LOAN AGREEMENTS


         At February 28, 1999, the outstanding balance of the Company's revolving line of credit was $849,326. This line of credit expired as of August 31, 1998 and has not been renewed. The Company is in the process of securing a new line of credit and restructuring its term debt. Approval has been received from another lending institution for the new revolving line of credit. Also the Company has obtained the approval from a second lending institution to restructure the term debt. The Company presently anticipates that execution of the new line of credit and restructuring of the term debt will be completed by the middle of April 1999; however, both transactions are subject to numerous conditions, which, if not satisfied, could preclude funding. Pending replacement of the Company's revolving line of credit and term debt, the Company and Nations Bank, the lender under the Company's existing line of credit, have entered into a Forbearance Agreement, which, among other things, provides for an increase in the interest rate to the prime rate established by Nations Bank as of April 1, 1999, plus 3.5% and contains waivers by Nations Bank of all defaults under the line of credit.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

NACO Industries, Inc. ("NACO" or the "Company") is a manufacturing company, which produces and sells polyvinyl chloride (PVC) and composite products. The Company's primary line of business consists of manufacturing PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), as well as molded fittings (4" though 10" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter).

The Company, through NACO Composites, Inc., a wholly owned subsidiary, also manufactures and sells composite products for the transportation, amusement, recreation and architectural industries. These products include transportation parts, decorative building parts, after-market auto parts and amusement ride materials. The Company also produces tooling and molds for other companies in various industries.


Results of Operations

The following discussion relates to the three months ended February 28, 1999 and February 28, 1998, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended February 28, 1999 and February 28, 1998 are referred to as 1Q99 and 1Q98, respectively.

     Overview. The Company sustained an operating loss of $(281,809) for 1Q99 compared to an operating loss of $(259,420) for 1Q98. The Company's plastic products operations generated a operating loss of $(16,566) for 1Q99, compared to a loss of $(193,352) for 1Q98. The Company's composite products operation generated an operating loss of $(265,243) for 1Q99, compared to a loss of $(66,068) for 1Q98. The improvement in the Company's plastic products operations was mainly due to a 22.6% increase in net sales and an increase in gross margin due primarily to improvements in manufacturing (explained below). The Company's composite products sales were up $36,694 from 1Q98 to 1Q99, but increased costs (explained below) caused a major deterioration in gross margins and profits in the Company's composite products. The Company continues to expand into the industrial and commercial plastic markets. Although these markets tend to generate lower sales during winter months, they are less seasonal than the Company's agricultural markets. Sales in these markets increased from 10.4% of total revenues in 1Q98 to 12.2% in 1Q99.

Net Sales: Net sales for 1Q99 increased by 22.6% to $1,853,020, compared to net sales of $1,511,156 for 1Q98. Net sales for the plastics segment increased by 23.0% to $1,629,027 in 1Q99, compared to net sales of $1,323,858 for 1Q98. Net sales for the composite segment increased by 19.6% to $223,994 in 1Q99, compared to net sales of $187,299 for 1Q98.

There are several factors that contributed to the increase in the plastics segment:

Agricultural & Industrial Market:

         Increased manufacturing capacities and throughput has decreased delivery time resulting in a quicker turnaround to the distributor than many of the Company's competitors have been able to offer. In addition, the formation of an offering to the distributor, which allows us to help solve their problems with product distribution, has also contributed to increase sales.

         During the last quarter of fiscal year 1998, one of the Company's warehouses located in Washington was re-evaluated to better serve the distributors of the Company in that area. Non-moving inventory was removed and an improved product mix was introduced into the warehouse, allowing for increased distribution from the warehouse.

         A salesperson covering a key agricultural market in the intermountain region was replaced with an individual who has substantially increased the coverage of the territory. Substantial improvements were noticed immediately as relationships with distributors within the territory were improved.

         An independent manufacturer's representative covering a territory in the Southern States region was terminated and replaced with a NACO salesperson and company-run warehouse. This was a region in which sales have been stagnant for several years.

         As a result of these changes along with other changes, agricultural and industrial sales increased to approximately 19% for the first quarter of fiscal year 1999. Other improvements are scheduled for the current fiscal year.

Utility Market:

         Towards the end of fiscal year 1998, eighteen new independent utility representatives were established to expand sales into the utility market (sewer and drainage). These representatives are strategically located throughout the country, allowing for more effective coverage of the utility market.

         Management feels that the major expansion into the utility market, including the addition of these new representatives has enabled the Company to increase utility sales by approximately 42% for the first quarter of fiscal year 1999.

         Management anticipates that a few more utility representatives will be added during the current fiscal year.

Gross Margin. Gross margin as a percentage of sales for 1Q99 and 1Q98 was 25.4% and 32.0%, respectively. Gross margin for plastics and composites as a percentage of sales for 1Q99 was 38.8% and (72.2)%, respectively, compared to 35.1% and 10.2%, respectively, for 1Q98. As the Company's production force has developed additional experience and sales volumes for plastic products have increased, gross margins on these products have improved. The negative margins currently generated by the Company's composite products reflect the Company's low volume of composite product sales and inexperienced labor. Competition for experienced labor is strong and, as a result during the last six months of last year, the Company lost some experienced employees in its composites operations that were replaced by less experienced people, resulting in more rework and scrap. Management is addressing the loss in two ways. First, management believes that the Company's Ogden facility has capacity that will accommodate higher sales volumes and that the market for the Company's products is more than adequate to fill this capacity. Therefore, management has focused greater efforts on selling. Second, the Company has hired a new production manager with more than 25 years of experience in the field of composite product manufacturing. The Company hopes that the new manager will be able to train and bring new personnel up to the competency levels required by the Company. The Company also hopes the new manager will be able to address production problems and assist the Company's employees in meeting the Company's standards for product quality and delivery deadlines. Management believes that increased sales volumes of composite products will improve the Company's ability to cover fixed costs and generate satisfactory margins. Currently, the Company has a backlog of composite orders of approximately $300,000. Management believes the Company can fill these orders during the second quarter of fiscal 1999, which, together with improving throughput, and controlling labor and material cost should improve gross margins. Labor and related expenses increased from $92,470 in 1Q98 to $214,239 in 1Q99 for several reasons. One was the inexperience of Company personnel discussed above. Two, because of inexperienced people in tool making, the tools or molds for one major product were prepared improperly. As a result there was an extraordinary amount of scrap and what wasn't scraped had to have a large amount of labor expended to finish the product to quality standards. This problem is being addressed by reworking the molds for these products, which management hopes will reduce both scrap and labor to an acceptable level. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed.

     Selling: Selling expenses were 18.7% of net sales for 1Q99, compared to 23.3% for 3Q98. The decrease in selling expenses as a percentage of sales was mainly due to increased sales volume. In actual dollars, selling expenses decreased $6,759, or 1.9%, from 1Q98 to 1Q99. Freight expense remained constant as a percentage of sales at 6.0% in 1Q98 and 1Q99. Advertising expenses decreased $12,436, mainly due to the printing of product catalogs during 1Q98 for which there was no matching expense in 1Q99.

     General and administrative: General and administrative expenses represented 17.2% of net sales for 1Q99, compared to 22.3% for 1Q98. Overall, general and administrative expenses decreased $7,391 from 1Q98 to 1Q99. As a percentage of sales, salaries and related benefits decreased from 13.4% of net sales in 1Q98 to 11.0% in 1Q99 mainly due to increased sales volume. Professional fees decreased $16,104, or 59%, from 1Q98 to 1Q99, mainly due to timing of the audit during 98 and 99. Insurance expenses decreased $9,287 mainly due to reduced rates on the Company's general liability and property polices.

     Other: Other expenses/revenues were 4.7% for 1Q99, compared to 3.7% for 3Q98. Interest expense went from 3.4% in 1Q98 to 4.0% in 1Q99. The effective interest rates (interest expense divided by the average debt balance for the period) for 1Q99 and 1Q98 were 9.72% and 10.89%, respectively.

Liquidity and Capital Resources

         The Company's principal sources of liquidity have been cash from operations, credit facilities and equity financing. Cash provided by operating activities was $41,625 in 1Q99. Cash as of February 28, 1999 was $53,488, down $58,874 from November 30, 1998. Because of the continued losses and need for capital, the Company is facing a cash flow shortage. The Company is addressing the cash flow shortage by managing inventories, increasing the sales effort, working to reduce expenses and working to secure additional financing.

         The Company continues to struggle with its liquidity position. With the Company's continued losses over the past four years and the expansion of the Company's operations, the Company's working capital position has been reduced significantly. During the Company's expansion, a substantial portion of the capital improvements and new equipment were funded through draws against the Company's line of credit and internal financing. The total cash paid for property and equipment totaled $68,237 in Y98, $514,408 in Y97 and $302,991 in Y96. The Company increased trade payables by $479,727 from November 30, 1998 to February 28, 1999. At November 30, 1998, the Company was out over 60 days on trade payables, due principally to lack of operating funds. As of February 28, 1999, the Company is generally out over 90 days on trade payables. Management has been in contact with the Company's vendors and most are working with the Company to keep supplying needed raw materials for production. During January and February 1999, the Company typically ships early orders to customers. The Company generally receives payment for January and February shipments in March, therefore cash flow has been good in March and should be good for the remainder of the Company's normal busy season which is typically from March to June.

         Management believes that external financing or additional capital is necessary to replenish working capital to permit the Company to meet its obligations on a timely basis and to provide the additional working capital which will be required to sustain potential growth. At February 28, 1999, the outstanding balance of the Company's revolving line of credit was $849,326. This line of credit expired as of August 31, 1998 and has not been renewed. The Company is in the process of securing a new line of credit and restructuring its term debt. Approval has been received from another lending institution for the new revolving line of credit. Also the Company has obtained the approval from a second lending institution to restructure the term debt. The Company presently anticipates that execution of the new line of credit and restructuring of the term debt will be completed by the middle of April, 1999; however, both transactions are subject to conditions, which, if not satisfied, could preclude funding. Pending replacement of the Company's revolving line of credit and term debt, the Company and Nations Bank, the lender under the Company's existing line of credit, have entered into a Forbearance Agreement, which, among other things, provides for an increase in the interest rate to the prime rate established by Nations Bank, plus 3.5% and contains waivers by Nations Bank of all defaults under the line of credit.

         The Company currently has plans to spend up to $150,000 in capital expenditures to update and expand its operations on the condition of securing a new line of credit and restructuring its term debt as described above.

         Management believes that the actions presently being taken to revise the Company's operating and financial requirements together with its capital resources on hand at February 28, 1999, revenues from sales and bank resources, will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

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

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

         none

Item 6 - Exhibits and Reports on Form 8-K


(a)      Exhibits.  The following are filed as exhibits to this Report.

Regulation S-K

  Exhibit No.              Description
  -----------              -----------

      27                   Financial Data Schedule



  (b)  Reports on Form 8-K.  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant



By       /s/VERNE E. BRAY                                     April 13, 1999
   -----------------------------------------                  ---------------
         Verne E. Bray                                        Date
         President


By       /s/ JEFFREY J. KIRBY                                 April 13, 1999
   -----------------------------------------                  ---------------
         Jeffrey J. Kirby                                     Date
         Principal Financial Officer