Form 10QSB
period 1999-05-31
NACO INDUSTRIES INC
filed 1999-07-15
CIK 931585

SEC File No. 33-85044-d


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 31,1999

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 Commission File number 33-85044-d


                              NACO Industries, Inc.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)

         Utah                                            48-0836971
------------------------                    ------------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)

                     395 West 1400 North, Logan, Utah 84341
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                   Registrant's Telephone Number 435-753-8020
--------------------------------------------------------------------------------


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         -
As of May 31, 1999, the Registrant had 1,876,227 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format      Yes     No  X
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
--------------------------------------------------------------------------------

See attached Consolidated Financial Statements

                              NACO Industries, Inc.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

                         PART 1 - FINANCIAL INFORMATION

                         ITEM 1. CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)

                             NACO INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                May 31        November 30
                                             -----------      -----------
ASSETS                                           1999             1998
------                                       -----------      -----------
Current assets:
  Cash                                       $    41,719      $   112,362
  Accounts receivable, net of allowances
    of $105,231 / $100,193                     1,079,767          803,165
  Inventory                                      575,870          656,134
  Other current assets                           333,704          220,378
                                             -----------      -----------
       Total current assets                    2,030,460        1,792,039
                                             -----------      -----------

Property and equipment:
  Land                                            40,700           40,700
  Buildings and improvements                     680,521          675,316
  Equipment and vehicles                       2,829,370        2,771,889
  Equipment construction in progress               9,018           29,461
                                             -----------      -----------
       Total property and equipment            3,559,609        3,517,366

  Accumulated depreciation                    (1,965,501)      (1,779,688)
                                             -----------      -----------
       Net property and equipment              1,594,108        1,737,678
                                             -----------      -----------

Other assets:
  Intangible and other assets                    364,847          264,818
                                             -----------      -----------
       Total other assets                        364,847          264,818
                                             -----------      -----------
       Total assets                          $ 3,989,415      $ 3,794,535
                                             ===========      ===========


                 See Notes to Consolidated Financial Statements

                             NACO INDUSTRIES, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                       May 31        November 30
                                                                    -----------      -----------
LIABILITIES:                                                            1999             1998
------------                                                        -----------      -----------
Current liabilities:
  Accounts payable                                                  $ 1,124,924      $   650,305
  Accrued expenses                                                      157,827          283,900
  Income taxes payable                                                     (100)               0
  Line of credit                                                        480,479          849,326
  Current portion of long-term obligations                               72,270          300,582

                                                                    -----------      -----------
       Total current liabilities                                      1,835,400        2,084,113

Long-term liabilities:
  Long-term obligations, less current portion                         1,181,853          673,922
  Deferred income taxes                                                 102,200            9,800
                                                                    -----------      -----------
       Total long-term liabilities                                    1,284,053          683,722
                                                                    -----------      -----------
       Total liabilities                                              3,119,453        2,767,835

Stockholders' equity:

  Common stock, $.01 par value, 10,000,000 shares authorized;            18,762           21,472
1,876,227 shares and 2,147,102 shares issued respectively
(including 0 shares and 270,875 share respectively in treasury)
  Preferred Stock,  7% Cumulative, convertible  $3.00 par               496,236          496,236
value, 330,000 shares authorized, 165,412 and 165,412 shares issued respectively (Aggregate liquidation preference
$1,096,195 and $1,061,744 respectively)
  Additional paid-in capital                                            996,045        1,084,959
  Retained earnings (deficit)                                          (641,081)        (484,342)
                                                                    -----------      -----------
                                                                        869,962        1,118,325
  Less: treasury stock - at cost                                              0          (91,625)
                                                                    -----------      -----------
       Total stockholders' equity                                       869,962        1,026,700
                                                                    -----------      -----------

       Total liabilities and
         stockholders' equity                                       $ 3,989,415      $ 3,794,535
                                                                    ===========      ===========


                 See Notes to Consolidated Financial Statements

                             NACO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                       Three months ended                 Six months ended
                                                             May 31                             May 31
                                                  ----------------------------     -------------------------------
                                                      1999             1998             1999             1998
                                                  -----------      -----------      -----------      -----------
Sales, net                                        $ 2,674,604        2,175,256        4,527,624        3,686,412

Cost of goods sold                                  1,619,853        1,260,547        3,002,528        2,287,463
                                                  -----------      -----------      -----------      -----------

       Gross profit                                 1,054,751          914,709        1,525,096        1,398,949

Operating expenses:
  Selling expenses                                    508,202          393,192          854,154          745,857
  General and administrative expenses                 317,811          318,165          650,815          658,560
                                                  -----------      -----------      -----------      -----------

       Total operating expenses                       826,013          711,357        1,504,969        1,404,417
                                                  -----------      -----------      -----------      -----------

       Income (loss) from operations                  228,738          203,352           20,127           (5,468)

Other income (expense):
  Interest income                                         381            6,741              816            7,612
  Interest expense                                   (104,049)         (55,991)        (177,682)        (107,462)
                                                  -----------      -----------      -----------      -----------

       Total other income (expense)                  (103,668)         (49,250)        (176,866)         (99,850)
                                                  -----------      -----------      -----------      -----------

Income (loss) before income taxes                     125,070          154,102         (156,739)        (105,318)
Income tax expense (benefit)                                0                0                0                0
       Net income (loss)                          $   125,070          154,102         (156,739)        (105,318)

Adjustment for preferred dividends in arrears        (103,723)         (68,773)        (103,723)         (68,773)
                                                  -----------      -----------      -----------      -----------
Adjusted net to Common Stockholders               $    21,347           85,329         (260,462)        (174,091)
                                                  -----------      -----------      -----------      -----------
Earnings (loss) per common share:
  Basic:
      Earnings (loss) from net income             $      0.07             0.08            (0.08)           (0.06)
      Dividends in arrears                              (0.06)           (0.04)           (0.06)           (0.04)
                                                  -----------      -----------      -----------      -----------
  Net Earnings (loss)                             $      0.01             0.05            (0.14)           (0.09)
                                                  ===========      ===========      ===========      ===========
 Diluted:
     Earnings (loss) from net income              $      0.01             0.04            (0.14)           (0.09)
                                                  ===========      ===========      ===========      ===========
Weighted average number of common shares
outstanding:
    Basic                                           1,876,227        1,861,852        1,876,227        1,861,852
                                                  ===========      ===========      ===========      ===========
    Diluted                                         2,207,051        2,196,676        2,207,051        2,196,676
                                                  ===========      ===========      ===========      ===========


                 See Notes to Consolidated Financial Statements

                             NACO INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Three months ended
                                                                    May 31          May 31
                                                                ----------------------------
                                                                     1999            1998
Cash flows from operating activities
  Net income (loss)                                             $  (156,739)     $  (105,318)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                   185,813          167,875
     Amortization                                                     6,165            1,478
   (Increase) decrease in:
     Accounts receivable, net                                      (276,602)        (293,570)
     Inventory                                                       80,264           95,305
     Other                                                          (26,491)          34,374
   Increase (decrease) in:
     Accounts payable                                               474,619          211,503
     Accrued expenses                                              (126,073)         (47,779)
     Income taxes payable                                              (100)               0
                                                                -----------      -----------
        Net cash provided by (used in)
         Operating activities                                       160,856           63,868
                                                                -----------      -----------

Cash flows from investing activities
  Net change  property and equipment                                (42,243)        (158,606)
  Investment in intangible and other assets                        (100,029)            (344)
                                                                -----------      -----------
        Net cash provided by (used in) investing activities        (142,272)        (158,950)

Cash flows from financing activities
  Net change in line of credit                                     (368,847)         225,000
  Payments on related party loan                                          0           (4,504)
  Payments on long-term debt                                       (681,986)        (147,631)
  Payment of Preferred Stock Dividends                                    0                0
  Proceeds from long-term loans                                   1,134,872          140,758
  Proceeds from issuance of common stock                                  0           38,305
  Proceeds from issuance of preferred stock                               0           10,002
  Purchase of treasury stock                                       (173,266)               0
                                                                -----------      -----------
        Net cash provided by (used in) financing activities         (89,227)         261,930

                                                                -----------      -----------
Increase (decrease) in cash                                         (70,643)         166,848

        Cash, beginning of period                                   112,362           75,378
                                                                -----------      -----------

        Cash, end of period                                     $    41,719      $   242,226
                                                                ===========      ===========

See Notes to Consolidated Financial Statements
Supplemental disclosures:
    Income taxes paid                                           $         0      $         0
    Interest Paid                                               $   126,912      $    99,456


                 See Notes to Consolidated Financial Statements

                              NACO INDUSTRIES, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                  May 31, 1999


NOTE A - BASIS OF PRESENTATION

Management has elected to omit substantially all footnotes to these unaudited consolidated quarterly financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1999. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998.


NOTE B - INVENTORY

     Inventory consists of the following:


                                                  May 31,           Nov. 30,
                                                   1999              1998
                                                -----------      -------------
Raw Materials                                   $  223,419       $  231,895
Work in Process                                     22,154           13,598
Finished Goods                                     330,297          360,656
                                                -----------      -------------

                  Total                         $  575,870       $  606,149



NOTE C - DIVIDENDS

         Dividends on the preferred stock are cumulative at 7%. At May 31, 1999, the cumulative amount of dividends accrued was $103,723. Of this amount, $103,723 was in arrears.


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


NOTE E - PREFERRED STOCK AND WARRANTS

         There were no shares of capital stock sold or warrants exercised during the second quarter of 1999.


NOTE F - SEGMENT INFORMATION

         The Company's operations are classified into two principal industry segments, PVC fitting and valves sold through Naco Industries, Inc. and composite products sold through the Naco Composites division. The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different technologies and market to distinct classes of customers. No customers in either segment accounted for 10% or more of consolidated revenue.

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


-----------------------------------------     ----------     ----------      ----------     ----------
Quarter Ended 5/31/99                        PVC Products Composite Products   Other           Total
-----------------------------------------     ----------     ----------      ----------     ----------
Sales to unaffiliated customers               $2,415,231     $  259,373               0     $2,674,604
-----------------------------------------     ----------     ----------      ----------     ----------
Intersegment Sales                                     0              0               0              0
-----------------------------------------     ----------     ----------      ----------     ----------
Depreciation Expense                              71,524         13,432               0         84,956
-----------------------------------------     ----------     ----------      ----------     ----------
Interest Income                                      381              0               0            381
-----------------------------------------     ----------     ----------      ----------     ----------
Interest Expense                                  99,035          5,014               0        104,049
-----------------------------------------     ----------     ----------      ----------     ----------
Profit (Loss)                                 $  454,679     $ (329,609)              0     $  125,070
-----------------------------------------     ----------     ----------      ----------     ----------
Identifiable Assets                           $3,220,907     $  726,789      $   41,719     $3,989,415
-----------------------------------------     ----------     ----------      ----------     ----------

-----------------------------------------     ----------     ----------      ----------     ----------
Prior Year Quarter Ended 5/31/98
-----------------------------------------     ----------     ----------      ----------     ----------
Sales to unaffiliated customers               $1,906,826     $  268,430               0     $2,175,256
-----------------------------------------     ----------     ----------      ----------     ----------
Intersegment Sales                                     0              0               0              0
-----------------------------------------     ----------     ----------      ----------     ----------
Depreciation Expense                              79,166          6,958               0         86,124
-----------------------------------------     ----------     ----------      ----------     ----------
Interest Income                                        0          6,741               0          6,741
-----------------------------------------     ----------     ----------      ----------     ----------
Interest Expense                                  54,502          1,489               0         55,991
-----------------------------------------     ----------     ----------      ----------     ----------
Profit (Loss)                                 $  189,679     $  (35,577)              0     $  154,102
-----------------------------------------     ----------     ----------      ----------     ----------
Identifiable Assets                           $2,896,569     $  630,900      $  242,226     $3,769,695
-----------------------------------------     ----------     ----------      ----------     ----------


NOTE G - DEBT AND LOAN AGREEMENTS

         At May 31, 1999, the outstanding balance of the Company's revolving line of credit was $480,479. This line of credit was entered into on April 22, 1999 with Wells Fargo Credit. This facility is based on a percentage of accounts receivable and inventories. The maximum line is $1,500,000 of which, based on the "Collateral Report" there was $759,245 was available to borrow as of May 31, 1999. The original draw on this line was used to pay off most of the previous revolving line of credit with Nations Bank.

         Also on April 22, 1999 a second facility was closed with WebBank Corporation to restructure the term-debt. This facility is for $1,100,000 and was used to pay off long-term debt of the Company with Nations Bank and several other small lenders. A portion of the revolving line that was previously with Nations Bank was also paid off by this facility.

         The line of credit with Wells Fargo and the long-term note with WebBank Corporation contain covenants pertaining to current ratio, working capital, debt, dividends and capital purchases.

NOTE H - STOCK PERFORMANCE AGREMENT

         Under a stock purchase agreement date March 5, 1997 with Britannia Holding Limited, NACO Industries, Inc. agreed as part of the original consideration for the stock purchase agreement, and in the event that NACO Industries, Inc. did not during the first twenty four months of the agreement, establish a market for NACO Industries, Inc. Common Stock that traded for at least $6.00 per share for any 10 consecutive day, to credit additional shares of its $.01 par value common stock to Britannia starting at the end of the twenty fifth month following the closing date of the agreement, and until NACO Industries, Inc. has an established public market for its common stock trading for $6.00 or more for at least 10 consecutive trading days. NACO Industries, Inc. agreed to issue all credited and unissued shares to Britannia within 30 days following the yearly anniversary of the agreement. The crediting of additional shares under this agreement started in the month of April 1999.


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

The Company, through NACO Composites, an operating division which was formerly a wholly owned subsidiary of the Company and was merged into the Company in 1999, also manufactures and sells composite products for the transportation, amusement, recreation and architectural industries. These products include transportation parts, decorative building parts, after-market auto parts and amusement ride materials. The Company also produces tooling and molds for other companies in various industries.


Results of Operations

The following discussion relates to the three months and six months ended May 31, 1999 and May 31, 1998, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended May 31, 1999 and May 31, 1998 are referred to as 2Q99 and 2Q98, respectively, and the six months ended May 31, 1999 and May 31, 1998 are referred to as 6M99 and 6M98, respectively.

     Overview. The Company sustained an operating profit of $125,070 for 2Q99 compared to an operating profit of $154,102 for 2Q98. The Company's plastic products operations generated an operating profit of $454,679 for 2Q99, compared to an operating profit of $189,679 for 2Q98. The Company's composite products operation generated an operating loss of $(329,609) for 2Q99, compared to a loss of $(35,577) for 2Q98. The improvement in the Company's plastic products operations was mainly due to a 26.7% increase in net sales and an increase in gross margin due primarily to improvements in manufacturing (explained below). The Company's composite products sales were down 3.4% from 2Q98 to 2Q99, and costs (explained below) were up 130%, which caused a major deterioration in gross margins and profits in the Company's composite products. The Company continues to expand into the industrial and commercial plastic markets. Although these markets tend to generate lower sales during winter months, they are less seasonal than the Company's agricultural markets. Sales in these markets increased from 9.8% of total revenues in 2Q98 to 15.4% in 2Q99.

Net Sales: Net sales for 2Q99 increased by 23.0% to $2,674,604, compared to net sales of $2,175,256 for 2Q98. Net sales for the plastics segment increased by 26.7% to $2,415,231 in 2Q99, compared to net sales of $1,906,826 for 2Q98. Net sales for the composite segment decreased by 3.4% to $259,373 in 2Q99, compared to net sales of $268,430 for 2Q98.

There are several factors that contributed to the increase in the plastics segment:

Agricultural & Industrial Market:

         Increased manufacturing capacities and throughput has decreased delivery time resulting in a quicker turnaround to the distributor than many of the Company's competitors have been able to offer. In addition, the formation of an sales offering to the distributor, which allows us to help solve their problems with product distribution, has also contributed to increase sales.

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

         Management feels that the major expansion into the utility market, including the addition of these new representatives has enabled the Company to increase utility sales by approximately 100% for the 2Q99.

         Management anticipates that a few more utility representatives will be added during the current fiscal year.

     Gross Margin. Gross margin as a percentage of sales for 2Q99 and 2Q98 was 39.4% and 42.1%, respectively. Gross margin for plastics and composites as a percentage of sales for 2Q99 was 52.7% and (83.9)%, respectively, compared to 44.8% and 22.9%, respectively, for 2Q98. As the Company's plastic products production force has developed additional experience and sales volumes for plastic products have increased, gross margins on these products have improved. The negative margins currently generated by the Company's composite products were do to a large extent to a combination of the Company's low volume of composite product sales, inexperienced labor and lack of management knowledge of how to produce certain composite products for which the Company had orders.. During 1Q99 the Company hired a new production manager to help with these problems, but his employment was terminated in 2Q99 when it was obvious that he did not have the expertise needed to produce the products the Company was trying to produce. Competition for experienced labor is strong and, as a result during the last six months of last year, the Company lost some experienced employees in its composites operations that were replaced by less experienced people, resulting in more rework and scrap. Because of more rework and scrap, material costs increased from 25.8% of sales in 2Q98 to 42.6% of sales in 2Q99 and direct labor increased from 32.1% of sales in 2Q98 to 77.9% of sales in 2Q99. Management is addressing the loss in several ways. First, management believes that the Company's Ogden facility has capacity that will accommodate higher sales volumes and that the market for the Company's products is more than adequate to fill this capacity. Therefore, management has focused greater efforts on selling. Second, the Company's top management has spent the majority of their time at the facility, during which time they have reduced direct labor by an average of 270 hours per week and increased training. They have farmed out certain products to vendors until the work force is trained sufficient to bring them back in house. They have implemented procedures for measuring material usage on a daily basis in order to reduce usage and in turn reduce costs. Management believes that increased sales volumes of composite products for which the Company has the knowledge, experience and training and that the workforce is trained to produce will improve the Company's ability to cover fixed costs and generate satisfactory margins.

     Selling: Selling expenses were 19.0% of net sales for 2Q99, compared to 18.1% for 2Q98. The increase in selling expenses as a percentage of sales was mainly due increased freight and supplies expenses. Freight expenses represented 7.3% of sales for 2Q99 compared to 5.5% of sales for 2Q98, mainly due to increased sales in the utility market where it is standard in the industry to prepay freight on orders over $1,000. Sales supplies expenses increased from 2.0% of sales in 2Q98 to 2.5% in 2Q99, mainly due also to the increase in sales in the utility market where large wood crates are require to ship product to the customer.

     General and Administrative: General and administrative expenses represented 11.8% of net sales for 2Q99, compared to 14.6% for 2Q98. Overall, general and administrative expenses remained level from 2Q98 to 2Q99. As a percentage of sales, salaries and related benefits decreased from 7.6% of net sales in 2Q98 to 5.6% in 2Q99, mainly due to increased sales volume.

     Other: Other expenses/revenues were 3.9% for 2Q99, compared to 2.3% for 2Q98. Interest expense went from 2.6% in 2Q98 to 3.9% in 1Q99. The effective interest rates (interest expense divided by the average debt balance for the period) for 2Q99 and 2Q98 were 15.4% and 11.02%, respectively.

Liquidity and Capital Resources

         The Company's principal sources of liquidity have been cash from operations, credit facilities. Cash provided by operating activities was $160,856 in 6M99. Cash as of May 31, 1999 was $41,719, down $70,643 from
November 30, 1998. At May 31, 1999, the outstanding balance of the Company's revolving line of credit was $480,479. This line of credit was entered into on April 22, 1999 with Wells Fargo Credit. This facility is based on a percentage of accounts receivable and inventories. The maximum line is $1,500,000 of which, based on the "Collateral Report", prepared by the VP of Finance of the Company, there was $759,245 available to borrow as of May 31, 1999. The original draw on this line was used to pay off most of the previous revolving line of credit with Nations Bank.

         Also on April 22, 1999 a second facility was closed with WebBank Corporation to restructure the Company's long-term debt. This facility is for $1,100,000 and was used to pay off long-term debt of the Company with Nations Bank and several other small lenders. A portion of the revolving line that was previously with Nations Bank was also paid off by this facility.

         The Company continues to struggle with its liquidity position. Even with the new line of credit and the restructuring of the Company's long-term debt, the Company has been unable to pay trade payables current. The Company increased trade payables by $474,619 from November 30, 1998 to May 31, 1999. At November 30, 1998, .8% of the Company's trade payables were out over 60 days. due principally to lack of operating funds. As of February 28, 1999 and May 31, 1999, 43.7% and 31.4%, respectively, of the Company's trade payables were out over 60 days. Management has been in contact with the Company's vendors and most are working with the Company to keep supplying needed raw materials for production. The continuing struggle with the Company's liquidity has primarily been caused by continued and increased losses in the Company's composites division. How the Company is addressing these losses is explained in the section entitled "Gross Margin" above.

         The Company currently has plans to spend up to $150,000 in capital expenditures to update and expand its operations. This will only be done on the condition that cash flow is adequate and that such purchases will not adversely affect the bank covenants entered into during the past quarter with regards to the credit facilities.

         Management believes that the actions presently being taken to revise the Company's operating and financial requirements, together with its capital resources on hand at May 31, 1999, revenues from sales and bank resources, will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition and its ability to continue to grow and expand its operations.


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


Impact of the Year 2000 Issue

         The Year 2000 issue is the result of computer programs, databases, operating systems and hardware utilizing two digits rather than four to define the applicable year. Any of the Company's computer systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Beginning in the year 1996, the Company undertook an assessment and determined that it would be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. In 1997, the Company purchased and received upgrade software for its major computer programs for manufacturing and accounting. The Company went "live" on all critical software on December 1, 1998. This software includes network operating systems, workstation operating systems critical to business operations, accounting and manufacturing software. The Company has received certification of Year 2000 compliance from its accounting and manufacturing providers. All custom software is written internally and is Year 2000 compliant. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue has been mitigated. However there can be no guarantee that everything has been completely covered.

         In January, 1999, the Company sent surveys to critical vendors and customers to ensure smooth transition to the year 2000. Survey results will be reviewed and an assessment will be made on the reliability of suppliers past the year 1999. On March 20, 1999, the Company rolled computer clocks forward and performed tests on Year 2000 compatibility. No problems were found in the software tested. The Company will also continue to test existing systems though out the year. In the event the Company finds issues related to the Year 2000 problem, corrective measures will be taken. To date, the Company has incurred, capitalized or expended approximately $152,000 on Year 2000 compliance. The only Non-Year 2000 compliant software currently being used is the Company's server backup software. An upgrade will be purchased by July, 1999 for approximately $500.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K


     (a)  Exhibits.  The following are filed as exhibits to this Report.

Regulation S-K

  Exhibit No.                       Description
---------------               -----------------------

    2.1                       Article of Merger

    2.2                       Agreement and Plan of Merger

     27                       Financial Data Schedule



     (b)  Reports on Form 8-K.  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant



By       /s/VERNE E. BRAY                                     July 13, 1999
   -----------------------------------------                  ---------------
         Verne E. Bray                                        Date
         President


By       /s/ JEFFREY J. KIRBY                                 July 13, 1999
   -----------------------------------------                  ---------------
         Jeffrey J. Kirby                                     Date
         Principal Financial Officer