Form 10QSB
period 1999-08-31
NACO INDUSTRIES INC
filed 1999-10-15
CIK 931585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 31,1999

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


         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 31, 1999, the Registrant had 1,876,227 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format      Yes     No  X
                                                                  -----
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
--------------------------------------------------------------------------------

See attached Consolidated Financial Statements

                              NACO Industries, Inc.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 1999

                         PART 1 - FINANCIAL INFORMATION

   ITEM 1. CONSOLIDATED FINANCIAL
      STATEMENTS (UNAUDITED)

                             NACO INDUSTRIES, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     August        November 30
ASSETS                                                1999             1998
------                                            -----------      -----------
Current assets:
  Cash                                            $    80,810      $   112,362
                                                  -----------      -----------
  Accounts receivable, net of allowances
    of $105,231 / $100,193                            801,452          803,165
  Inventory                                           520,568          656,134
  Other current assets                                279,398          220,378
                                                  -----------      -----------
       Total current assets                         1,682,228        1,792,039
                                                  -----------      -----------
Property and equipment:
  Land                                                 40,700           40,700
  Buildings and improvements                          611,374          675,316
  Equipment and vehicles                            2,745,488        2,771,889
  Equipment construction in progress                    9,018           29,461
                                                  -----------      -----------
       Total property and equipment                 3,406,580        3,517,366

  Accumulated depreciation                         (2,021,386)      (1,779,688)
                                                  -----------      -----------
       Net property and equipment                   1,385,194        1,737,678
                                                  -----------      -----------
Other assets:
  Intangible and other assets                         362,653          264,818
                                                  -----------      -----------
       Total other assets                             362,653          264,818
                                                  -----------      -----------
       Total assets                               $ 3,430,075      $ 3,794,535
                                                  ===========      ===========


                 See Notes to Consolidated Financial Statement

                             NACO INDUSTRIES, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   August 31       November 30
LIABILITIES:                                                          1999             1998
------------                                                      -----------      -----------
Current liabilities:
  Accounts payable                                                $   975,111      $   650,305
  Accrued expenses                                                    184,771          283,900
  Income taxes payable                                                   (100)               0
  Line of credit                                                      505,218          849,326
  Current portion of long-term obligations                             84,492          300,582
                                                                  -----------      -----------
       Total current liabilities                                    1,749,492        2,084,113

Long-term liabilities:
  Long-term obligations, less current portion                       1,153,858          673,922
  Deferred income taxes                                                 9,800
                                                                  -----------      -----------
       Total long-term liabilities                                  1,163,658          683,722
                                                                  -----------      -----------
       Total liabilities                                            2,913,150        2,767,835

Stockholders' equity:

  Common stock, $.01 par value, 10,000,000 shares authorized;          18,762           21,472
  Preferred Stock,  7% Cumulative, convertible  $3.00 par             496,236          496,236
  Additional paid-in capital                                          996,045        1,084,959
  Retained earnings (deficit)                                        (994,118)        (484,342)
                                                                  -----------      -----------
                                                                      516,925        1,118,325
  Less: treasury stock - at cost                                            0          (91,625)
                                                                  -----------      -----------
       Total stockholders' equity                                     516,925        1,026,700
                                                                  -----------      -----------
       Total liabilities and
         stockholders' equity                                     $ 3,430,075      $ 3,794,535
                                                                  ===========      ===========


                 See Notes to Consolidated Financial Statements

                             NACO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                       Three months ended                Nine months ended
                                                            August 31                        August 31
                                                  ----------------------------      ----------------------------
                                                      1999             1998             1999             1998
                                                  -----------      -----------      -----------      -----------
Sales, net                                        $ 1,752,404        1,572,404        5,796,937        4,803,088
Cost of goods sold                                    965,309          892,729        3,105,118        2,805,359
                                                  -----------      -----------      -----------      -----------
       Gross profit                                   787,095          679,675        2,691,819        1,997,728

Operating expenses:
  Selling expenses                                    401,335          329,467        1,202,190          998,370
  General and administrative expenses                 314,696          286,863          909,983          910,197
                                                  -----------      -----------      -----------      -----------
       Total operating expenses                       716,031          616,331        2,112,174        1,908,567
                                                  -----------      -----------      -----------      -----------
Income (loss) from operations                          71,064           63,344          579,645           89,161

Other (income) expense:
  Interest income                                      (3,021)            (569)          (3,837)           4,354
  Interest expense                                     56,019           48,251          226,028          150,760
                                                  -----------      -----------      -----------      -----------
       Total other (income) expense                    52,998           47,682          222,192          155,144
                                                  -----------      -----------      -----------      -----------
Income (loss) from continuing operations               18,066           15,663          357,454          (65,953)
Income tax expense (benefit)                                0                0                0                0
                                                  -----------      -----------      -----------      -----------
Net income (loss) from continuing operations      $    18,066           15,663          357,454          (65,953)

Operating Loss from Discontinued Composites          (189,573)         (39,670)        (685,425)         (63,373)
Estimated Cost to Discontinue Composite              (214,844)        (214,844)
Net Income (Loss)                                    (386,351)         (24,007)        (542,815)        (129,326)
Adjustment for preferred dividends in arrears        (138,947)         (69,272)        (138,917)         (69,272)
                                                  -----------      -----------      -----------      -----------
Adjusted net to Common Stockholders               $  (525,298)         (93,279)        (681,732)        (198,598)
                                                  -----------      -----------      -----------      -----------
Earnings (loss) per common share:
  Basic:
      Earnings (loss) from net income             $     (0.21)           (0.01)           (0.29)           (0.07)
      Dividends in arrears                              (0.07)           (0.04)           (0.07)           (0.04)
                                                  -----------      -----------      -----------      -----------
  Net Earnings (loss)                             $     (0.28)           (0.05)           (0.36)           (0.11)
                                                  ===========      ===========      ===========      ===========
 Diluted:
     Earnings (loss) from net income              $     (0.28)           (0.05)           (0.36)           (0.11)
                                                  ===========      ===========      ===========      ===========
Weighted average number of common shares
    Basic                                           1,876,227        1,868,227        1,876,227        1,868,227
                                                  ===========      ===========      ===========      ===========
    Diluted                                         2,207,051        2,205,051        2,207,051        2,205,051
                                                  ===========      ===========      ===========      ===========


                 See Notes to Consolidated Financial Statements

                             NACO INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Nine months ended
                                                                ----------------------------
                                                                 August 31         August 31
                                                                    1999             1998
                                                                -----------      -----------
Cash flows from operating activities
  Net income (loss)                                             $  (369,372)     $  (129,326)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                   282,958          253,749
     Amortization                                                    12,454            4,436
   (Increase) decrease in:
     Accounts receivable, net                                         1,713           (3,320)
     Inventory                                                      135,566          166,603
     Other                                                          (71,474)          12,193
   Increase (decrease) in:
     Accounts payable                                               324,806          105,485
     Accrued expenses                                              (121,129)         (19,244)
     Income taxes payable                                              (100)            (800)
                                                                -----------      -----------
        Net cash provided by (used in)
         Operating activities                                       195,422          389,776
                                                                -----------      -----------
Cash flows from investing activities
  Net change  property and equipment                                (48,878)        (169,704)
  Investment in intangible and other assets                         (97,835)            (860)
                                                                -----------      -----------
        Net cash provided by (used in) investing activities        (146,713)        (170,564)

Cash flows from financing activities
  Net change in line of credit                                     (344,108)          50,000
  Payments on related party loan                                          0         (104,194)
  Payments on long-term debt                                       (793,823)        (216,955)
  Payment of Preferred Stock Dividends                                    0          (34,482)
  Proceeds from long-term loans                                   1,236,327          140,758
  Proceeds from issuance of common stock                                  0           57,430
  Proceeds from issuance of preferred stock                               0           10,002
  Purchase of treasury stock                                       (178,657)               0
                                                                -----------      -----------
        Net cash provided by (used in) financing activities         (80,261)         (97,441)
                                                                -----------      -----------
Increase (decrease) in cash                                         (31,552)         121,771

        Cash, beginning of period                                   112,362           75,378
                                                                -----------      -----------
        Cash, end of period                                     $    80,810      $   197,149
                                                                ===========      ===========
Supplemental disclosures:
    Income taxes paid                                           $         0      $         0
    Interest Paid                                               $   237,125      $   158,297


                 See Notes to Consolidated Financial Statements

                              NACO INDUSTRIES, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                 August 31, 1999



NOTE A - BASIS OF PRESENTATION

Management has elected to omit substantially all footnotes to these unaudited consolidated quarterly financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1999. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998.


NOTE B - INVENTORY

     Inventory consists of the following:


                                                 August 31,        Nov. 30,
                                                   1999              1998
                                                -----------      -------------
Raw Materials                                   $  162,562       $  231,895
Work in Process                                      1,029           13,598
Finished Goods                                     356,977          360,656
                                                -----------      -------------
                  Total                         $  520,568       $  606,149



NOTE C - DIVIDENDS

         Dividends on the preferred stock are cumulative at 7%. At August 31, 1999, the cumulative amount of dividends accrued was $138,947. Of this amount, $138,947 was in arrears.


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

NOTE E - PREFERRED STOCK AND WARRANTS

         There were no shares of capital stock sold or warrants exercised during the third quarter of 1999.



NOTE F - SEGMENT INFORMATION

         The Company's operations are classified into two principal industry segments, PVC fitting and valves sold through Naco Industries, Inc. and composite products sold through the Naco Composites division which has been discontinued as of September 30, 1999. The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different technologies and market to distinct classes of customers. No customers in either segment accounted for 10% or more of consolidated revenue.

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


----------------------------------------- --------------------- ------------------ ------------ --------------------
Quarter Ended 8/31/99                          PVC Products     Composite Products    Other            Total
----------------------------------------- --------------------- ------------------ ------------ --------------------
Sales to unaffiliated customers              $   1,752,678         $   267,340              0      $   2,020,018
----------------------------------------- --------------------- ------------------ ------------ --------------------
Intersegment Sales                                       0                   0              0                  0
----------------------------------------- --------------------- ------------------ ------------ --------------------
Depreciation Expense                                89,262               7,883              0             97,145
----------------------------------------- --------------------- ------------------ ------------ --------------------
Interest Income                                      1,402                   0              0              1,402
----------------------------------------- --------------------- ------------------ ------------ --------------------
Interest Expense                                    56,018               3,425              0             59,443
----------------------------------------- --------------------- ------------------ ------------ --------------------
Profit (Loss)                                $      45,841         $  (258,474)             0      $    (212,633)
----------------------------------------- --------------------- ------------------ ------------ --------------------
Identifiable Assets                          $   2,718,001         $   514,822      $  80,811      $   3,313,634
----------------------------------------- --------------------- ------------------ ------------ --------------------

----------------------------------------- --------------------- ------------------ ------------ --------------------
Prior Year Quarter Ended 8/31/98
----------------------------------------- --------------------- ------------------ ------------ --------------------
Sales to unaffiliated customers              $   1,572,405         $   208,524              0      $   1,780,929
----------------------------------------- --------------------- ------------------ ------------ --------------------
Intersegment Sales                                       0                   0              0                  0
----------------------------------------- --------------------- ------------------ ------------ --------------------
Depreciation Expense                                79,032               6,842              0             85,874
----------------------------------------- --------------------- ------------------ ------------ --------------------
Interest Income                                        569                 593              0              1,162
----------------------------------------- --------------------- ------------------ ------------ --------------------
Interest Expense                                    54,502               1,489              0             55,991
----------------------------------------- --------------------- ------------------ ------------ --------------------
Profit (Loss)                                $      57,568         $   (81,576)             0      $     (24,008)
----------------------------------------- --------------------- ------------------ ------------ --------------------
Identifiable Assets                          $   2,560,975         $   549,910      $ 197,149      $   3,308,033
----------------------------------------- --------------------- ------------------ ------------ --------------------


NOTE G - DEBT AND LOAN AGREEMENTS

         At August 31, 1999, the outstanding balance of the Company's revolving line of credit was $505,217. This line of credit was entered into on April 22, 1999 with Wells Fargo Credit. This facility is based on a percentage of accounts receivable and inventories. The maximum line is $1,500,000 of which, based on the "Collateral Report" there was $624,798 was available to borrow as of August 31, 1999. The original draw on this line was used to pay off most of the previous revolving line of credit with Nations Bank.

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

NOTE H - STOCK PERFORMANCE AGREMENT

         Under a stock purchase agreement dated March 5, 1997 with Britannia Holding Limited, NACO Industries, Inc. agreed as part of the original consideration for the stock purchase agreement, and in the event that NACO Industries, Inc. did not during the first twenty four months of the agreement, establish a market for NACO Industries, Inc. Common Stock that traded for at least $6.00 per share for any 10 consecutive day, to credit additional shares of its $.01 par value common stock to Britannia starting at the end of the twenty fifth month following the closing date of the agreement, and until NACO Industries, Inc. has an established public market for its common stock trading for $6.00 or more for at least 10 consecutive trading days. NACO Industries, Inc. agreed to issue all credited and unissued shares to Britannia within 30 days following the yearly anniversary of the agreement. The crediting of additional shares under this agreement started in the month of April 1999.



NOTE I - DISCONTINUED OPERATIONS

         NACO Composites, a division of NACO Industries, Inc. was discontinued as of September 30, 1999. This division manufactured and sold composite products for the transportation, amusement, recreation and architectural industries. These products included transportation parts, decorative building parts, after-market auto parts and amusement ride materials. The Company also produced tooling and molds for other companies in various industries. The manufacturing operations at the NACO Composites division was closed due to continued losses. The Company's composite products operation generated an operating loss of $(685,425) for the nine months ended August 31,1999 compared to a loss of $(63,373) for the nine months ended August 31, 1998. During the past several months the Company's top management has spent the majority of their time at the facility, during which time they worked to reduce direct labor and increase training. After considerable effort by management to turn the operation around it was decided that is was no longer in the Company's best interest to continue manufacturing composite product. The Company has out sourced certain products to vendors that the Company will continue to sell. The company will no longer manufacture composite products. The lease on the Ogden facility ended September 30, 1999 and the Company did not renewing the lease. It is estimated that the known costs to discontinue this operation will cost $214,844. These costs relate to discontinued use of certain assets, labor, legal fees, accounting review, and rental obligations.

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

NACO Composites, a division, which was formerly a wholly owned subsidiary of the Company and was merged into the Company in 1999, was discontinued as of September 30, 1999. This division manufactured and sold composite products for the transportation, amusement, recreation and architectural industries. These products included transportation parts, decorative building parts, after-market auto parts and amusement ride materials. The Company also produced tooling and molds for other companies in various industries. The manufacturing operations at the NACO Composites division was closed at the end of September 1999 due to continued losses.


Results of Operations

The following discussion relates to the three months and nine months ended August 31, 1999 and August 31, 1998, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended August 31, 1999 and August 31, 1998 are referred to as 3Q99 and 3Q98, respectively, and the nine months ended August 31, 1999 and August 31, 1998 are referred to as 9M99 and 9M98, respectively.

         Overview.   The  Company's   continuing  plastic  products   operations
generated an operating profit of $18,066 and $15,663 for 3Q99 and 3Q98 respectively. The continuing plastic products operations generated an operating profit of $357,454 for 9M99 compared to an operating loss of ($65,953) for 9M98. The Company continues to expand into the industrial and commercial plastic markets. Although these markets tend to generate lower sales during winter months, they are less seasonal than the Company's agricultural markets. Sales in these markets increased from 11.8% of total revenues in 9M98 to 14.9% in 9M99.

     The Company's discontinued composite products operation generated an operating loss of $(189,573) for3Q99, compared to a loss of $(63,373) for 3Q98. The losses generated by the Company's composite products were due, to a large extent, to a combination of the Company's low volume of composite product sales, inexperienced labor and lack of production knowledge of how to produce certain composite products for which the Company had orders. During the first quarter of 1999 the Company hired a new production manager to help with these problems, but his employment was terminated in the 2nd quarter of 1999 when the Company determined that he lacked expertise needed to produce the products the Company was trying to produce. Competition for experienced labor is strong and, as a result during the last six months of fiscal 98, the Company lost some experienced employees in its composites operations that were replaced by less experienced people, resulting in more rework and scrap. Because of more rework and scrap, material costs increased from 24.9% of sales in 9M98 to 51.1% of sales 9M99 and direct labor increased from 20.1% of sales in 9M98 to 51.3% of sales in 9M99. During the past several months the Company's top management has spent the majority of their time at the facility, during which time they worked to reduce direct labor and increase training. After considerable effort by management to turn the operation around it was decided that is was no longer in the Company's best interest to continue manufacturing composite products. The Company has out sourced certain products to vendors that the Company will continue to sell. The Company will no longer manufacture composite products. The lease on the Ogden facility ended September 30, 1999 and the Company did not renew the lease. Management believes that these changes will control the losses in the composites division. The Company's composite products sales were up 28.2% from 3Q98 to 3Q99, but costs (explained below) were up 119%, which caused a major deterioration in gross margins and profits in the Company's composite products.

Net Sales: Continuing operations net sales for 3Q99 increased by 11.5% to $1,752,404 compared to net sales of $1,572,404 for 3Q98. Net sales for 9M99 increased by 20.7% to $5,796,937 compared to net sales of $4,803,088 for 9M98.

There are several factors that contributed to increased sales in the plastics segment:

Agricultural & Industrial Market:

         Increased manufacturing capacities and throughput has decreased delivery time, resulting in a quicker turnaround to the Company's distributors than many of the Company's competitors have been able to offer. In addition, the formation of a sales offering to distributors, which allows the Company to help solve the distributors problems with product distribution, has also contributed to increase sales.

         During the last quarter of fiscal year 1998, one of the Company's warehouses located in Washington was re-evaluated to better serve the Company's distributors in that area. Non-moving inventory was removed and an improved product mix was introduced into the warehouse, allowing for increased distribution from the warehouse.

Utility Market:

         Towards the end of fiscal 1998, eighteen new independent utility representatives were established to expand sales into the utility market (sewer and drainage). These representatives are strategically located throughout the country, allowing for more effective coverage of the utility market.

         Management believes that this expansion into the utility market, including the addition of these new representatives has enabled the Company to increase utility sales by approximately 52% for the 9M99 compared to 9M98.

         Management anticipates that a few more utility representatives will be added during the current fiscal year.

     Gross Margin. Gross margin as a percentage of sales for 3Q99 and 3Q98 was 44.9% and 43.5%, respectively. Gross margins as a percentage of sales for 9M99 and 9M98 were 46.4% and 41.6% respectively. The increase is gross margin percentage was mainly due to increased sales during the period which would cover more of the fixed costs such and rent, depreciation and others.

     Gross margin for the discontinued composites division as a percentage of sales for 3Q99 was (53.2)% compared to 10.4%for 3Q98. The negative margins generated by the Company's composite products were do to a large extent to a combination of the Company's low volume of composite product sales, inexperienced labor and lack of management knowledge of how to produce certain composite products for which the Company had orders. During 1Q99 the Company hired a new production manager to help with these problems, but his employment was terminated in 2Q99 when the Company determined that he lacked the expertise needed to produce the products the Company was trying to produce. Competition for experienced labor is strong and, as a result during the last six months of last year, the Company lost some experienced employees in its composites operations that were replaced by less experienced people, resulting in more rework and scrap. During the past several months the Company's top management has spent the majority of their time at the facility, during which time they worked to reduce direct labor and increase training. After considerable effort by management to turn the operation around it was decided that is was no longer in the Company's best interest to continue manufacturing composite product. The Company has out sourced certain products to vendors that the Company will continue to sell. The company will no longer manufacture composite products. The lease on the Ogden facility ends September 30, 1999 and the Company is not renewing the lease. Management feels that with these changes the Company will have stopped the losses in the composites division.

     Selling: Selling expenses were 23% of net sales for 3Q99, compared to 21% for 3Q98. Selling expenses for 9M98 and 9M99 were 21% of net sales. The increase in selling expenses as a percentage of sales was mainly due to increased freight and supplies expenses. Freight expenses represented 6.6% of sales for 3Q99 compared to 6.1% of sales for 3Q98, mainly due to increased sales in the utility market where it is standard in the industry to prepay freight on orders over $1,000. Sales supplies expenses increased from 2.2% of sales in 3Q98 to 2.7% of sales in 3Q99, mainly due also to the increase in sales in the utility market where large wood crates are required to ship products to the customer.

     General and Administrative: General and administrative expenses represented 18% of net sales for 3Q99, compared to 18% for 3Q98. Overall, general and administrative expenses increased $27,833 from 3Q98 to 3Q99 and remained relatively the same from 9M98 to 9M99.

     Other: Other expenses/revenues were 3.0% for 3Q99, compared to 3.0% for 3Q98. Interest expense, as a percent of sales was 3.1% in 3Q98 and 3.2% in 3Q99. The effective interest rates (interest expense divided by the average debt balance for the period) for 9M99 and 9M98 were 13.9% and 10.3%, respectively.

Liquidity and Capital Resources

         The Company's principal sources of liquidity have been cash from operations and credit facilities. Cash provided by operating activities was $195,422 in 9M99. Cash as of August 31, 1999 was $80,810, down $31,552 from
November 30, 1998. At August 31, 1999, the outstanding balance of the Company's revolving line of credit was $505,218. This line of credit was entered into on April 22, 1999 with Wells Fargo Credit. This facility is based on a percentage of accounts receivable and inventories.

         At August 31, 1999 the Company was in default of several of the loan covenants. The Company has submitted new projections to Wells Fargo Credit, who has agreed to reset the covenants contained tin the Company's line of credit documents so that the Company will not be in default. The Company has to pay $10,000 plus 1.5% higher interest rate (as adjusted 4% over prime rate) to reset the covenants. When the Company reaches year-to-date profitability of $150M,
Wells Fargo will lower the interest rate 1/2%, and when year-to-date profitability of $300M is achieved, Wells Fargo will lower the interest rate and additional 1/2%. When profitability reaches $453M, the interest rate will be lowered and additional 1/2%, which would bring it back to the original interest rate of 2.5% over prime rate. The maximum line is $1,500,000 of which, based on the "Collateral Report", prepared by the Company, there was $624,798 available to borrow as of August 31, 1999. The original draw on this line was used to pay off most of the previous revolving line of credit with Nations Bank.

         As of October 7, 1999, the Company has received approval from Wells Fargo Credit to increase the advance rates on accounts receivable and inventory. These changes will give the Company approximately $200,000 more in additional availability on the line of credit.


         Also on April 22, 1999 a second facility was closed with WebBank Corporation to restructure the Company's long-term debt. This facility is for $1,100,000 and was used to pay off long-term debt of the Company with Nations Bank and several other lenders. A portion of the revolving line that was previously with Nations Bank was also paid off by this facility.

         The Company continues to struggle with its liquidity position. Even with the new line of credit and the restructuring of the Company's long-term debt, the Company has been unable to pay trade payables current. The Company increased trade payables by $324,806 from November 30, 1998 to August 31, 1999. At November 30, 1998, .8% of the Company's trade payables were out over 60 days. due principally to lack of operating funds. As of February 28, 1999, May 31, 1999, and August 31, 1999, 43.7%, 31.4%, and 46.7% respectively, of the
Company's trade payables were out over 60 days. Management has been in contact with the Company's vendors and most are working with the Company to keep supplying needed raw materials for production. The continuing struggle with the Company's liquidity has primarily been caused by continued and increased losses in the Company's composites division.

         Management believes that the actions presently being taken to revise the Company's operating and financial requirements, together with its capital resources on hand at August 31, 1999, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition and its ability to continue to grow and expand its operations.

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

         Beginning in the year 1996, the Company undertook an assessment and determined that it would be required to modify or replace significant portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. In 1997, the Company purchased and received upgraded software for its major computer programs for manufacturing and accounting. The Company went "live" on all critical software on December 1, 1998. This software includes network operating systems, workstation operating systems critical to business operations, accounting and manufacturing software. The Company has received certification of Year 2000 compliance from its accounting and manufacturing providers. All custom software is written internally and is Year 2000 compliant. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue has been mitigated. However there can be no guarantee that everything has been completely covered.

         In January, 1999, the Company sent surveys to critical vendors and customers to ensure smooth transition to the year 2000. Survey results will be reviewed and an assessment will be made on the reliability of suppliers past the year 1999. On March 20, 1999, the Company rolled computer clocks forward and performed tests on Year 2000 compatibility. No problems were found in the software tested. The Company will also continue to test existing systems though out the year. In the event the Company finds issues related to the Year 2000 problem, corrective measures will be taken. To date, the Company has incurred, capitalized or expended approximately $152,000 on Year 2000 compliance. The only Non-Year 2000 compliant software currently being used is the Company's server backup software. An upgrade will be purchased by November 1999 for approximately $500.

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

Naco Industries, Inc.
Registrant



By  /s/VERNE E. BRAY                                           Oct. 14, 1999
   -----------------------------------------                  ---------------
       Verne E. Bray                                                Date
       President


By  /s/ JEFFREY J. KIRBY                                       Oct. 14, 1999
   -----------------------------------------                  ---------------
        Jeffrey J. Kirby                                            Date
        Principal Financial Officer