Form 10KSB
period 1999-11-30
NACO INDUSTRIES INC
filed 2000-03-14
CIK 931585

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999


[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                         ---------- -----------

                              NACO INDUSTRIES, INC.
      -------------------------------------------------------------------
         (Exact name of small business issuers specified in its charter)

         Utah                      33-85044-D                   48-0836971
    ---------------           ----------------------      ---------------------
(State or other jurisdiction   (Commission File No.)           (IRS Employer
   of incorporation)                                       Identification No.)

                               395 West 1400 North
                                Logan, Utah 84341
        -------------------------------------------------------------------

          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (435) 753-8020

           Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on Which
        Title of Each Class                            Registered
       ----------------------            ---------------------------------------
              None                                        None


         Securities registered pursuant to Section 12(g) of the Act:   None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                YES [X]   NO [ ]


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most current fiscal year were $7,432,130.

         The   aggregate   market  value  of  the   Preferred   Shares  held  by
non--affiliates based upon the average of the bid and ask prices of the Preferred Shares in over-the-counter market on February 20, 1999 was $206,765.

         As of February 20, 1999 the Registrant had 1,902,268 shares of Common Stock outstanding, and 165,412 shares of Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders to be held May 18, 2000 are incorporated by reference in
Part III of this Report.

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

         In November 1990, NACO reorganized to consolidate the operations of NACO, the Valor Division of NACO California and VC Inc. As one element of the reorganization, NACO changed its state of domicile to Utah. The Company now operates as a Utah corporation with facilities in Utah, Kansas and California. The Company is qualified as a foreign corporation doing business in Kansas, California and Texas.

         On October 11, 1996, the Company, formed a wholly owned subsidiary, NACO Composites, Inc. ("NACO Composites"), and acquired the assets of Dreager Manufacturing in a business combination accounted for as a purchase. The existing fiberglass operations of the Company were combined with this operation and moved to a new facility in Ogden, Utah. Effective April 21, 1999, NACO Composites, Inc. was merged into NACO Industries, Inc. From April 21, 1999, through August 31, 1999, the merged operations of NACO Composites, Inc. continued as a business segment of NACO Industries, Inc. On August 31, 1999, the management of NACO Industries, Inc. made the decision to discontinue the operations of the merged composite and fiberglass segment.

Current Business.

         NACO is a manufacturing company, which produces and sells polyvinyl chloride ("PVC") products and fiberglass and composite products. Now headquartered in Logan, Utah, the Company has branch-manufacturing facilities in Garden City, Kansas, Lodi, California, and various warehouses located in Nebraska, Arizona, Washington and Texas. See "Item 2 - Properties".

         NACO's  primary  line of  products  consists of PVC pipe  fittings  and valves, which are sold throughout the United States through wholesale distributors to the irrigation, industrial, construction and utility industries and accounted for 86% of the Company's revenues in fiscal 1998. The Company manufactures molded fittings (4" through 10" in diameter), fabricated fittings (4" through 30" in diameter), and PVC valves (4" through 12" in diameter). Molded fittings are manufactured by forcing liquefied PVC resin into a mold. Fabricated fittings are manufactured by reshaping, cutting and welding PVC pipe. In addition to manufacturing its own products, NACO works with other organizations as a manufacturing subcontractor and original equipment manufacturer. See "Products".

Discontinued Operations.

         The physical operations of NACO Composites were discontinued as of September 30, 1999. NACO Composites manufactured and sold composite products for the transportation, amusement, recreation and architectural industries. These products included transportation parts, decorative building parts, after-market auto parts and amusement ride materials. NACO Composites also produced tooling and molds for other companies in various industries. NACO Composites operations generated an operating loss of $(535,455), net of related income tax benefit of $320,200, for the ten months ended September 30,1999, and the Company incurred an additional loss due to estimated costs to discontinue the operations of $(214,995) net of related income tax benefit of $128,600. The costs attributed to the discontinuation of the operations of NACO Composites relate to discontinued use of certain assets, labor expense, legal and accounting fees, and payment of rental obligations. During the months prior to discontinuing the operations of NACO Composites, the Company's senior management spent a substantial amount of time at the NACO Composite facility, during which time they worked to reduce direct labor costs and train employees. After considerable effort by management to turn the operation around it was decided that is was no longer in the Company's best interest to continue manufacturing composite products. From October 1999 until February 2000, the Company outsourced the manufacture of certain composite products. As of February 17, 2000, the Company discontinued the outsourcing of composite products and will no longer sell composite products. The lease on the NACO Composites facility expired on September 30, 1999 and the Company did not renew the lease.

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

         PVC compounds can be processed on various types of plastic processing equipment including extrusion, calendaring, injection molding, blow film, and blow molding equipment. An extrusion process produces the PVC pipe, which NACO uses. In the extrusion process, PVC compound is fused in and extruded by heat and pressure. The melt is forced through a die to produce a continuous flow of the desired shape. NACO also produces injection-molded parts. The injection molding process develops a melt in a method similar to the extrusion process. The melt is injected into a mold cavity by the forward movement of an extrusion screw, filling the mold to form the part.

         The Company engages subcontractors to produce certain parts for valves and injected fittings, including foundries, injection molders, machine shops, metal stampers, metal platers, rubber vulcanizers and others. The Company generally owns the patterns and tooling that it's subcontractors use. As a result, the tooling and patterns can be relocated if a subcontractor fails to provide quality parts at competitive prices. None of the custom molders or subcontractors is an affiliate of the Company. They are generally paid on a per item or per pound basis net 30 days. The Company believes there are numerous custom molders and other subcontractors available, with the decision on which to be used being dictated by cost, service and quality. Generally, quantities are ordered for a six- to eight-month period in order to provide quantity discounts and provide sufficient lead-time for production.

Products

         PVC Products. The Company manufactures and sells molded PVC fittings (4" through 10" in diameter), as well as fabricated PVC fittings (4" through 30" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12 " in diameter). The Company's primary valve product lines include low pressure butterfly valves and air relief valves.

         PVC fittings and valves are generally used to control the direction and flow of fluids, dry products or gasses through a pipe network. Pipefittings are also used to extend or repair existing lines, and enable pipelines to branch off into different directions.

         The PVC industry includes a number of industry market segments including construction, irrigation, utility and industrial markets. Products such as heat and air fittings are used in the construction market. In the irrigation market, farmers use fittings and valves to transport water for field irrigation and drainage. In the utilities market, private contractors and municipalities use fittings and valves in the installation and maintenance of sewer and water lines. In the industrial market, PVC fittings and valves are used for removal of toxic fumes and the supply of heating and air conditioning to commercial and residential buildings. Historically, the Company has sold a majority of its PVC products into the agricultural market. For the year ended November 30, 1999, agricultural product sales accounted for approximately 74% of the Company's PVC sales, compared to industrial, construction and utility sales of 26%. The Company currently expects this trend to continue.

Manufacturing

         PVC Products. The Company presently manufactures and sells both fabricated and injection molded PVC fittings. The valves manufactured by the Company are designed for low pressure uses (typically applications where fluid pressures are below 50 pounds per square inch.)

         Fabricated fittings are made by cutting PVC pipe into specified lengths and shapes and heating these into a pliable condition where they are formed and assembled to make the desired product. Fittings can be connected by either solvent weld or gasket. A gasketed fitting has a pocket for a rubber gasket. The gasket pocket is formed on a gasket cavity-belling machine. Solvent weld ends are formed in a similar manner.

         In fabricating a tee, the pipe is heated to a pliable state, then an opening is formed in the side of the piece, a piece of pipe or an insert is inserted into the side opening of the tee forming a spout. Another piece of pipe is then heat formed over the top of the spout forming a custom fit and a third wall of strength. The tee is then cooled to allow the fitting to hold its shape. It is then solvent welded into place. This method is patented by NACO. See "-Patent and Copyright Protection". The Company believes that the patented method produces a high quality product, in part because the third layer provides added reinforcement. The Company's competition manufactures tees with only two layers of plastic in the tee area. The design is such that a visual comparison with competitor's products will show the added reinforcement. The Company uses the patented method as a selling feature in its marketing campaign.

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

         The Company purchases PVC pipe from various pipe manufacturers. Major suppliers include Kroy Industries, Royal Plastics, JM Manufacturing, Diamond Pipe, Jet Stream, Apache Plastic, PW Pipe, IPEX and Certainteed Corporation. The Company believes that the raw materials are interchangeable and generally readily available from multiple sources, however, at times, the industry experiences shortages in the supply of raw materials for pipe based on excess demand. The Company attempts to maintain sufficient raw material inventory to avoid the effect of these shortages, although shortages can occur in certain products during these periods. Pipe prices are as much as ten percent lower during the winter months due to decreased demand and lower resin prices. The Company attempts to take advantage of these lower prices each winter by purchasing a sufficient quantity to meet the spring and early summer demands. In addition, as a result of seasonal market aspects of the Company's business the Company typically increases its inventory of finished goods during winter months for sale in spring. The Company generally allows customers to return standard inventory items, subject to restocking fees. In addition, the Company has a special ordering program for agricultural dealers in the winter. This program allows the Company to maintain production levels during this time and also allows dealers to have their stock at the beginning of their busy season in February. Special terms are given on the orders over a specific amount. Dealers receive discounts for early payment before March 15 and this discount decreases until the regular price is paid after May 15.

         The Company's manufacturing labor force involves both skilled and semiskilled labor. The Company has implemented a quality control system in the manufacturing process to ensure fittings meet or exceed all of the applicable specifications of the Soil Conservation Service ("SCS"), National Sanitation Foundation ("NSF"), and American Society of Testing Materials ("ASTM"). All product lines randomly undergo testing, including burst tests, sustained pressure tests, heat inversion tests, and impact tests. The Company also conducts field tests to confirm that it's products meet customer requirements. The Company warrants that all of its product lines will be free from workmanship and material defects for a period of four months from date of delivery.

         PVC product usage differs with geographical location and season of the year. The Company utilizes its three manufacturing facilities to produce the products most appropriate for the geographical locations in which the plants are located. This selective production of PVC products minimizes shipping costs and allows for optimization of manufacturing capacity.

Marketing

         PVC Products. The Company directs its principal marketing efforts at wholesale pipe distributors. These distributors service the irrigation, construction and utility industries in the United States, and portions of Mexico and Canada.

         The Company's products are sold by its network of independent sales representatives on a commission basis. These representatives work closely with customers to ensure they receive product support, information and service. In recent years, the Company has supplemented its sales effort through a telemarketing campaign designed to increase customer contact and encourage broader distribution of NACO catalog literature.

         The Company provides pricing information to dealers through catalog literature. Quantity discounts are offered on larger projects or orders. The Company feels that its product quality and customer service justify a higher price for its products, however the Company's pricing structure enables it to remain flexible enough to match the pricing of its competitors.

         Based on feedback from industry dealers, the Company believes that the PVC pipe and fitting industry has a reputation for long lead times and late deliveries. The Company, however, has implemented procedures to increase on-time deliveries. With its manufacturing plants and warehouse facilities located across a broad geographic area, NACO believes it can provide shorter shipping times and better service, which means improved response to customer needs. During the year ended November 30, 1999, the Company achieved its goal to ship 90% of all orders within 48 hours of receipt. The Company's next goal is to ship orders within 24 hours, which will require careful inventory management, while maintaining manufacturing flexibility. In an effort to facilitate on-time delivery, the Company has warehouse operations. The Company now relies on more frequent shipments of a smaller volume, which enables the Company to maintain a favorable level of inventory. The Company guarantees shipping dates on small orders (under $1,500) or it pays the freight for any late shipment. Assuring on time delivery on larger orders is generally not as difficult because of the longer lead-time provided on larger projects.

         The Company has three PVC fittings manufacturing facilities, and leases a warehouse in Lubbock, Texas. The Company contracts with various warehouse owners to maintain and distribute its products. Contracted warehouse locations include Grand Island, Nebraska; Phoenix, Arizona; and Pasco, Washington. The warehouse agents are paid on a commission basis for handling, storing and shipping inventory. Generally, a customer will call the warehouse with an order, which is then shipped directly to the customer by the warehouse agent from the inventory at the agent's location. Invoices are sent from the Company. NACO offers customers a right to return products subject to a 20% restocking fee. Non-stock items are generally not returnable. The Company also has contracted with buy-sell representatives in Tucker, Georgia; Washington, Michigan and Melbourne, Australia. The companies involved in this arrangement purchase products from the Company, then sell them out of their own inventory to distributors. The Company provides the buy-sell representatives with a special discount based on volume. Returns by the buy-sell representatives are subject to a restocking fee. Shipping costs generally run from five to ten percent of the cost of the product except in Australia, where freight is sent collect. The use of the warehouse and buy-sell representatives improves the Company's ability to control shipping costs while providing timely delivery to its customers.

Economic Conditions, Market Fluctuations and Seasonality

         Several external factors have an indirect impact upon the business of the Company. The PVC industry in which the Company competes is dependent upon the utility, industrial, agricultural and construction sectors. Rising interest rates and reduction in government subsidy programs for housing, farming and public works can significantly impact sales in the PVC industry. Weather also plays a role. Sales tend to be heaviest during the spring, summer and fall, and decrease during the winter months when cold and freezing temperatures impact northern regions of the market. Other factors influencing the industry include fluctuations in the price of raw materials and the price of substitute products such as steel fittings and valves. In addition, pipe prices are as much as ten percent lower in winter months due to decreased demand and lower resin prices. As a consequence the Company generally attempts to stockpile materials during the winter months. See "-Manufacturing".

Competition.

         PVC Products. Many of the Company's competitors are substantially larger than the Company, and have greater resources. As a maturing industry, the market for fittings and valves is highly competitive. In addition, as a result of competing in a maturing industry, annual percentage increases in industry sales will be lower than if the Company were operating in a developing industry. Therefore, the Company must rely on its ability to increase its market share and develop new products to increase sales. Competition within the PVC fittings industry is based on price, quality, breadth of product line and timeliness of delivery. While there are several national producers, competition generally occurs on a region-by-region basis. This is due to existence of several regional competitors and the fact that shipping represents a significant cost factor in the industry. The Company has a number of competitors who compete with the Company both at the regional level and with respect to various product lines. Present competitors include Galt Pipe and Construction (Galt, CA), Spear Manufacturing Company (Sylmar, CA), Head Manufacturing, Inc. (Preston, ID), Sioliou Industries Inc. (Ville Plattle, LA), and PVC Fittings (Hereford, TX). As greater penetration of the utility market is pursued, the Company will face competition from additional competitors in the drain, waste and vent (DWV) and sewer markets. These competitors may include Industries Vassallo Inc. (Ponce, Puerto Rico), GPK Products Inc. (Fargo, ND), Freedom Plastics Inc. (Janesville,
WI) and Multi Fittings (Toronto, Ontario, Canada).

         Based on feedback from dealers who sell products manufactured by certain of the Company's competitors the Company feels that the strongest attribute of its products is their quality. NACO strives to manufacture products that meet or exceed industry standards. In this regard, the Company has patented the design of the NACO fabricated tee. While some of the Company's competitors use only two layers of plastic in the design and construction of their tees, NACO uses three layers to provide additional strength. See "-Patent and Copyright Protection".

         Management believes the breadth of the Company's product line also represents a strategic advantage. Because of price incentives offered on large orders, many purchasing agents are reluctant to order small sized fittings from one manufacturer and large diameter fittings from another. Thus, firms having a broad product line tend to have a stronger position when bidding pipe projects. In addition, the Company believes its prompt delivery practices provide it with a competitive advantage.

Planned Operational Growth.

         Product Development. The Company is developing a slide gate valve, six to twelve inches in diameter, which could be utilized in the irrigation, industrial and utility markets. These products have been developed to the testing stage and management intends to move the new products into production as soon as capital is available to produce the molds. The molds are anticipated to be completed within the 2000 fiscal year.

         NACO currently targets various distributors of PVC fittings in the irrigation and utilities markets. Approximately 70% of the Company's current customers are in these markets. NACO's plans for expansion will increase sales efforts in industrial and building construction markets.

         Research and Development. Research and development expenditures for the fiscal years ended November 30, 1999 and 1998 were $31,751 and $45,950 respectively, all of which was spent in the plastics division. It is anticipated that research and development expenditures for the year ended November 30, 2000 will be approximately at the same level as for the year ended November 30, 1999, however, if cash flow permits the company would like to increase research and development of new products in the future.

         Major Customers. During the year ended November 30, 1999, no customer accounted for more than 10% of the sales of the Company and it is not anticipated that the loss of any one customer would have a material adverse impact on the revenues of the Company.

         Employees. As of November 30, 1999, NACO had 75 employees of whom 74 were full time and 1 was part time. All plant locations are nonunion. The Company anticipates it will add between four and ten additional temporary employees in various areas during the busy seasons of the coming year.

         Patent and Copyright Protection. The Company filed a utility patent for its plastic tee fitting in 1984. The patent was renewed in 1998, and has been extended until 2001. The patent was renewable for up to 17 years from the date of issuance. The 17 years will be up in the year 2001. The Company believes that the patented technology provides an improved product and a competitive selling edge for NACO. The design of the patented tee creates a stronger product for higher pressure applications. Approximately 70% of the tees sold by the Company are manufactured using the patented process.

         The Company also filed a patent on a one-piece 90(0) fabricated elbow fitting on November 18, 1994, and the patent can be extended through 2015. This elbow uses less material and labor and the Company believes the elbow has better flow characteristics. The Company believes this will be an advantage in the market.

         NACO regularly copyrights its literature, catalogs, advertising and other proprietary information, as it deems necessary.

Item 2.  Properties.
         -----------

         Facilities.  The Company operates the following facilities:


                                                   Approximate
                                                   Floor Space
                     Location                     (square feet)                     Present Use
     ----------------------------------------    --------------     ------------------------------------------
     Logan, Utah (leased)....................        23,025              Manufacturing, Warehouse & Office
     Garden City, Kansas.....................        21,326              Manufacturing, Warehouse & Office
     Lodi, California (leased)...............        15,800              Manufacturing, Warehouse & Office
     Lubbock, Texas (leased).................         3,750              Warehouse & Office


         The Logan and Lodi facilities, which are occupied under leases that expire in 2004, are used for the Company's business operations. The Lubbock facility, which is occupied under lease that expires in 2001, is used as a warehouse. The lease for the Logan facility is with a related party. See item 12 "Certain Relationships and Related Transactions." Lease payment amounts on the Lodi, Logan, and Lubbock facilities are $5,217, $13,500 and $1,250 per month respectively. The Company also leases personal property and equipment from a related party at $9,500 per month. See item 12 "Certain Relationships and Related Transactions." The Garden City, Kansas property is owned by the Company and is subject to a lien, which secures indebtedness in the principal amount of approximately $1,086,588.

         The Company also uses the services of warehouses located in Grand Island, Nebraska; Phoenix, Arizona; and Pasco, Washington. As consideration for such services, the Company pays to each warehouse an amount equal to 5% of sales revenues generated by the applicable warehouse. The Company also has contracted with buy-sell representatives in Bohemia, New York; Little Rock, Arkansas; and Minneapolis, Minnesota. The Company feels that its facilities are suitable and adequate for its current needs.

         The Company's policies regarding real estate investments are dictated primarily by the Company's operating requirements. It is not currently the Company's policy to acquire assets primarily for capital gains or income. The Company's real estate investments are limited to commercial properties used in the Company's business operations. The Company has not adopted limitations on the percentage of assets, which may be invested in any single investment, or type of investment. The Company is not presently invested, and does not presently intend that it will make future investments, in real estate mortgages or real estate-based securities. Management does not believe a vote of security holders would be required to modify the Company's existing real estate investment policy.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matters were submitted to a vote of the security holders during the fourth quarter of the year ended November 30, 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

         The Company's Common Stock (the "Common Stock") is held of record by 19 persons and is not publicly traded. The Company's Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock") is held of record by 89 persons or entities, in the over-the counter market. The Preferred Stock opened for trading in the over-the-counter market on February 26, 1996. The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Preferred Stock, for the fiscal years ended November 30, 1999 and 1998 as reported by the OTC Bulletin Board. The bid prices are market quotations based on inter-dealer bid prices, without markup, markdown or commission, and may not represent actual transactions.

                                                                          High                      Low

                                                              -----------------     --------------------

         Year Ended November 30, 1999:
              First Quarter ..........................                $No bids                $ No bids
              Second Quarter .........................                 No bids                  No bids
              Third Quarter ..........................                    4.25                     4.00
              Fourth Quarter .........................                    5.75                     1.25


                                                                          High                      Low

                                                              -----------------     --------------------

         Year Ended November 30, 1998:

              First Quarter ..........................                 $  4.50                  $  4.00
              Second Quarter .........................                    4.50                     4.00
              Third Quarter ..........................                    4.50                     4.00
              Fourth Quarter .........................                    4.50                     4.00


         No dividends were paid on the Common Stock in the last two fiscal years. The Company is restricted from paying dividends on its Common Stock under the terms of the Preferred Stock and its revolving credit agreement. No dividends were paid on the Preferred Stock during the last fiscal year. There is $138,946 of dividends in arrears at November 30, 1999 on the Preferred Stock. The Company is more than two years in arrears in the payment of cumulative dividends therefore, holders of the Preferred Stock have the right, voting as a class, to elect two members of the Company's board of directors at the next annual meeting held subsequent to the arrearage. The next annual meeting will be held May 18, 2000. The Company's existing revolving credit agreement restricts the Company's ability to pay dividends. However, the lender has waived this restriction with respect to the Preferred Stock.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

Introduction

         NACO is a manufacturing company that produces and sells PVC products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), as well as molded fittings (4" though 10" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter).

         Historically, the Company sold a majority of its products into the agricultural market. The agricultural market is very seasonal. Sales occur mainly during the spring and fall when crops are not being grown. As the Company's product mix continues to diversify in the fittings business, management anticipates that this diversification has increased and will continue to increase sales all year round. Management believes this diversification will offset, in part, current seasonal fluctuations in the Company's operating results, with significantly higher sales in the spring than in other seasons. With the increasing business in other markets, management anticipates that the Company's future operating results will fluctuate less in the future.

         The Company, through its subsidiary, also manufactured and sold composite products. The composite business operated from a leased facility in Ogden, Utah. The Company discontinued operations at this facility on September 30, 1999 due to on going losses. The Company retained contracts to manufacture composite products at the time the facility was closed; therefore, the Company outsourced the completion of these contracts and obligations to various vendors. As of February 17, 2000, the Company has completed all of these obligations and has discontinued the production and sale of composite products.

Results of Operations

         The following discussion relates to the twelve months ended November 30, 1999 and November 30, 1998. For comparison purposes, percentages of sales will be used rather than dollars in most cases. In the following discussion, the fiscal years ended November 30, 1999 and November 30, 1998 may be referred to as Y99 and Y98, respectively.

         Overview. The Company's continuing operations sustained an operating profit of $424,449 for the twelve-months ended November 30, 1999. Management has determined that the Company's plastic fabrication facilities are underutilized and is focusing efforts on marketing to fill that capacity. Management is continually reviewing its operations to try and reduce expenses without affecting quality and service to its customers.

         Discontinued Operations. Effective April 21, 1999, NACO Composites, Inc. "NACO Composites" was merged into NACO Industries, Inc. From April 21, 1999 through August 31, 1999 the operations previously conducted by NACO Composites, continued as a business segment of NACO Industries, Inc. On August 31, 1999, the management of the Company made the decision to discontinue the operations of the merged composite and fiberglass segment. This division manufactured and sold composite products for the transportation, amusement, recreation and architectural industries. These products included transportation parts, decorative building parts, after-market auto parts and amusement ride materials. NACO Composites also produced tooling and molds for other companies in various industries. The Company's composite products operation generated an operating loss of $(535,455), net of related income tax benefit of $320,200, for the ten months ended September 30, 1999, and there was an additional loss due to costs to discontinue the operations of $(214,995) net of related income tax benefit of $128,600. These costs relate to discontinued use of certain assets, labor, legal fees, accounting review, and rental obligations. During the months prior to discontinuing the operations of NACO Composites, the Company's top management spent the majority of their time at the facility, during which time they worked to reduce direct labor and increase training. After considerable effort by management to turn the operation around it was decided that was no longer in the Company's best interest to continue manufacturing composite products. As of

February 17, 2000, the Company has also discontinued the outsourcing of products and will no longer sell composite products. The lease on the Ogden facility utilized by NACO Compositesended September 30, 1999, and the Company did not renew the lease.

         Sales Net sales from continuing operations for Y99 increased by 20.0% to $7,432,130, compared to net sales of $6,192,398 for Y98. There are several factors that contributed to increased sales. The market has been stronger during the past year and the Company's increased manufacturing capacity and throughput has decreased delivery time, resulting in a quicker turnaround to the Company's distributors than many of the Company's competitors have been able to offer. Towards the end of fiscal 1998, eighteen new independent utility representatives were established to expand sales into the utility market (sewer and drainage). These representatives are strategically located throughout the country, allowing for more effective coverage of the utility market. Management believes that this expansion into the utility market, including the addition of these new representatives has enabled the Company to increase utility sales by approximately 52% for Y99 compared to Y98. Management anticipates that additional utility representatives will be added during the current fiscal year.

         Gross Margin. Continuing operations gross margin as a percentage of sales improved in Y99 to 44.1% compared to 41.9% in Y98. The margin had increased mainly due to improved manufacturing efficiencies and sales volume. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. No material inventory adjustments were made at year-end of Y99 as a result of the physical inventory.

         Selling. Continuing operations selling expenses were 21.4% of net sales for Y99 compared to 21.4% for Y98. Selling expenses in actual dollars increased $261,738. Advertising expenses decreased 39.0% in Y98, primarily because catalogs for existing and new product lines were produced in Y98, but not in Y99. Salaries and related benefits increased 12.9% from Y98 to Y99, mainly due to the addition of a salesman and a warehouse operator in Texas and an annual wage increase of approximately 3.5% for the existing workforce. Freight expense increased from 6.92% of sales in Y98 to 7.71% of net sales in Y99 mainly due to increased volume in the utility and sewer market. In these markets the supplier typically pays freight.

         General and Administrative. Continuing operations general and administrative expenses were 13.0% of net sales for Y99 compared to 15.6% for Y98. The decrease was due mainly to the increased sales volume during Y99. In actual dollars, general and administrative expenses were $83 less in Y99 from Y98. As a percentage of sales, salaries and related benefits increased 3.9%, mainly due to an annual salary increase of approximately 3.5%. Legal and accounting expenses increased $11,059 from Y98 to Y99, mainly due to legal needs and related party issues in the accounting audit.

         Other. Continuing operations of other expenses/revenues were 3.7% for Y99 compared to 3.0% for Y98. Interest and bank charges expense increased from 3.1% in Y98 to 4.4% in Y99 mainly because of the increased expense of the Company's new debt facilities with Wells Fargo Credit and Webbank. The Wells Fargo Credit facility costs are significantly higher than the facility the Company had with Nations Bank. These changes and impact are explained in the Liquidity and Capital Resources section that follows. The effective interest rate (interest expense divided by the average debt balance for the period) for Y99 and Y98 was 14.91% and 11.69%, respectively.

Liquidity and Capital Resources

         The Company's principal sources of liquidity have been cash from operations, credit facilities and equity financing. Cash provided by continuing operating activities was $504,087 during Y99. Cash as of November 30, 1999 was $58,073, down $39,355 from Y98. Because of the continued losses in the discontinued NACO Composites operations and need for capital, the Company is facing a cash flow shortage. The Company is addressing the cash flow shortage by managing inventories, increasing the sales effort and working to reduce operating expenses. Also, on October 7, 1999, Wells Fargo Business Credit increased advance rates on accounts receivable from 80% to 85% and on inventories from 50% to 70%. This has helped the Company's ability to meet it's cash obligations.

         The Company continues to struggle with its liquidity position. With the Company's loss for Y99 in the discontinued NACO Composites operations, the Company's working capital position has been reduced significantly. The Company's trade payables increased by $350,398 from November 30, 1998 to November 30, 1999. On November 30, 1999, the Company was out over 90 days on trade payables due to lack of operating funds. As of February 18, 2000, the Company's 90-days trade payables had been reduced $165,362 to $98,137. Management has been in contact with the Company's vendors and most are working with the Company to keep supplying needed raw materials for production. During January and February the Company typically ships early orders to customers. The Company has been able to borrow against these receivables, which has helped to reduce the payables outstanding. The Company generally receives payment for January and February shipments in March; cash flow generally increases in March and for the remainder of the Company's normal busy season which is typically from March to June.

          On November 30, 1999, the outstanding balance of the Company's revolving line of credit was $787,798. This line of credit was entered into on April 22, 1999 with Wells Fargo Business Credit. The amount available under the facility is based on a percentage of accounts receivable and inventories.

         On August 31, 1999, the Company was in default of the loan covenants with Wells Fargo Business Credit "Wells Fargo". The Company submitted new projections to Wells Fargo,, who reset the covenants contained in the Company's line of credit documents so that the Company currently is not in default. The Company paid $10,000 plus a 1.5% higher interest rate (as adjusted 4% over prime rate) to reset the covenants. Wells Fargo has agreed to lower the interest rate 1/2% if the Company reaches year-to-date profitability of $150M, and if year-to-date profitability of $300M is achieved, Wells Fargo has agreed to lower the interest rate an additional 1/2%. If profitability reaches $453M, the interest rate will be lowered and additional 1/2%, which would bring it back to the original interest rate of 2.5% over prime rate. The maximum line is $1,500,000 of which, based on the "Collateral Report" prepared by the Company, there was $894,203 available to borrow as of November 30, 1999. The original draw on this line was used to pay off most of the previous revolving line of credit with Nations Bank.

         Also, on April 22, 1999, a second facility was closed with Webbank Corporation "Webbank" to restructure the Company's long-term debt. This facility was for $1,100,000, and the proceeds of the facility were used to pay off long-term debt of the Company with Nations Bank and several other lenders. A portion of the revolving line that was previously with Nations Bank was also paid off with the proceeds provided by this facility. The outstanding balance of the facility was $1,086,588 as of November 30, 1999.

         On November 30, 1999, the Company was in default of Webbank's loan covenants. In a letter dated February 18, 2000, WebBank provided a waiver that extended a grace period to the Company with respect to meeting certain ratio requirements and advances to affiliates until August 31, 2000. The waiver also extended a grace period for the debt-worth requirement until November 30, 2000. These waivers were given because the bank determined that there was sufficient evidence that compliance was probable within the grace periods. The Company received a waiver of the default and has been given a twelve-month` grace period.

         Management believes that the actions that have been taken to revise the Company's operating and financial requirements, together with its capital resources on hand at November 30, 1999, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition and its ability to continue to grow and expand its operations.

Factors Affecting Future Results

         The Company's operating results are subject to certain inherent risks that could adversely affect the Company's operating results and its ability to operate profitably. If the Company is not able to successfully secure sufficient equity or debt financing to meet its working capital and operational requirements as discussed above, this will likely have a material adverse effect on the Company's operating results. In addition, the Company's operating results also could be adversely affected by increased competition in the Company's markets, competitors offering products at prices below the Company's prices, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, changes in economic conditions in its markets, unanticipated expenses or events and other factors discussed in this report, other filings with the Securities and Exchange Commission and the Company's press releases.

Impact of the Year 2000 Issue

         The Company did not experience any material consequences associated with the advent of the Year 2000. Management believes the Company undertook adequate efforts to prepare for issues associated with the occurrence of the Year 2000. The Company did not experience any material problems with computer hardware or software. Also, management is not aware of any Year 2000 problems related to the Company's suppliers and customers.


Item 7.  Financial Statements
         --------------------

         See pages F-1 to F-28 hereof.

                              NACO INDUSTRIES, INC.

                          Index to Financial Statements

                 For The Years Ended November 30, 1999 and 1998


                                                             Page
                                                             ----

Independent Auditor's Report                                  F-1

Financial Statements:

       Consolidated Balance Sheets                            F-2

       Consolidated Statements of Operations                  F-4

       Consolidated Statements of Stockholders' Equity        F-5

       Consolidated Statements of Cash Flows                  F-7

       Notes to Consolidated Financial Statements             F-9

                          INDEPENDENT AUDITOR'S REPORT

March 10, 2000

The Board of Directors and Stockholders of
NACO Industries, Inc.

Logan, UT

We have audited the accompanying consolidated balance sheets of NACO Industries, Inc. and subsidiary as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACO Industries, Inc. and subsidiary at November 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                      By:Jones, Wright, Simkins & Associates LLP
                                      ------------------------------------------
                                      JONES, WRIGHT, SIMKINS & ASSOCIATES LLP
                                      Certified Public Accountants
                                      Logan, Utah

                              NACO INDUSTRIES, INC.
                              ---------------------
                           CONSOLIDATED BALANCE SHEETS
                 -----------------------------------------------
                 For the Years Ended November 30, 1999 and 1998
                 ----------------------------------------------
,


                   ASSETS                                                                    1999                1998
                                                                                  ------------------    ------------------

Current assets:
  Cash                                                                            $          58,073                97,428
  Accounts Receivable-
    Trade, less allowance for doubtful accounts of
     $67,753 and $52,193 in 1999 and 1998, respectively                                     862,913               524,573
    Related parties                                                                          38,385                64,873
  Inventories, net                                                                          528,461               583,848
  Other current assets                                                                       41,283                47,763
  Deferred income taxes                                                                     153,900
  Net current assets of discontinued operations                                                                    52,859
                                                                                  ------------------    ------------------

       Total current assets                                                               1,683,015             1,371,344
                                                                                  ------------------    ------------------

Property and equipment:
  Land                                                                                       40,700                40,700
  Buildings and improvements                                                                610,038               603,440
  Equipment and vehicles                                                                  2,805,455             2,590,472
  Net property and equipment of discontinued operations                                                           202,465
                                                                                  ------------------    ------------------

       Total property and equipment                                                       3,456,193             3,437,077

  Less - Accumulated depreciation and amortization                                       (2,076,200)           (1,728,860)
                                                                                  ------------------    ------------------

                                                                                          1,379,993             1,708,217
  Equipment construction in progress                                                                               29,461
                                                                                  ------------------    ------------------

       Net property and equipment                                                         1,379,993             1,737,678
                                                                                  ------------------    ------------------

Other assets:
  Accounts receivable from related parties                                                  311,231                50,153
  Intangible and other assets, less accumulated amortization
    of $12,830 in 1999                                                                      167,711                33,212
  Deferred income taxes, net of allowance of $80,000                                        255,800
  Net related party assets of discontinued operations                                                             208,991
  Net other assets of discontinued operations                                                                      34,043
                                                                                  ------------------    ------------------

       Total other assets                                                                   734,742               326,399
                                                                                  ------------------    ------------------

Total assets                                                                      $       3,797,750             3,435,421
                                                                                  ==================    ==================

                   The accompanying notes are an integral part of these consolidated financial statements.



                              NACO INDUSTRIES, INC.
                              ---------------------
                           CONSOLIDATED BALANCE SHEETS
                 -----------------------------------------------
                 For the Years Ended November 30, 1999 and 1998
                 ----------------------------------------------
                                  (continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY                                 1999                    1998
                                                                             -------------------     -------------------

Current liabilities:
  Accounts payable                                                              $       769,056                 418,658
  Accrued liabilities                                                                   231,720                 213,357
  Due to related parties                                                                 15,311
  Line of credit                                                                                                849,326
  Current portion of long-term obligations                                               81,700                 282,077
                                                                             -------------------     -------------------

       Total current liabilities                                                      1,097,787               1,763,418
                                                                             -------------------     -------------------

Long-term liabilities:
  Accrued expenses                                                                       48,000
  Long-term obligations, less current portion                                         1,928,763                 635,503
  Deferred income taxes                                                                                           9,800
                                                                             -------------------     -------------------

       Total long-term liabilities                                                    1,976,763                 645,303
                                                                             -------------------     -------------------

Total liabilities                                                                     3,074,550               2,408,721
                                                                             -------------------     -------------------

Stockholders' equity:
  7% cumulative convertible preferred stock, $3 par
    value; 330,000 shares authorized, 165,412 shares
    issued; aggregate liquidation preference of $1,131,418
    and $1,061,774 in 1999 and 1998, respectively                                       496,236                 496,236
  Common stock, $.01 par value; 10,000,000
    shares authorized; 1,902,268 shares and 2,147,102
    shares issued, and 1,902,268 shares and 1,876,227
    shares outstanding in 1999 and 1998, respectively                                    19,023                  21,472
  Additional paid-in capital                                                          1,018,284               1,084,959
  Accumulated (deficit)                                                                (810,343)               (484,342)
                                                                             -------------------     -------------------

                                                                                        723,200               1,118,325
  Less: treasury stock, at cost (270,875 shares in 1998)                                                        (91,625)
                                                                             -------------------     -------------------

Total stockholders' equity                                                              723,200               1,026,700
                                                                             -------------------     -------------------

Total liabilities and stockholders' equity                                      $     3,797,750               3,435,421
                                                                             ===================     ===================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                              NACO INDUSTRIES, INC.
                              ---------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                 For the Years Ended November 30, 1999 and 1998
                 ----------------------------------------------

                                                                                               1999                   1998
                                                                                      -------------------    -------------------

Sales, net                                                                            $        7,432,130              6,192,398

Cost of goods sold                                                                             4,114,266              3,595,115
                                                                                      -------------------    -------------------

Gross profit                                                                                   3,317,864              2,597,283
                                                                                      -------------------    -------------------

Operating expenses:
  Selling expenses                                                                             1,590,216              1,328,478
  General and administrative expenses                                                            966,275                966,358
  Research and development expenses                                                               31,751                 45,950
                                                                                      -------------------    -------------------

Total operating expenses                                                                       2,588,242              2,340,786
                                                                                      -------------------    -------------------

Income from operations                                                                           729,622                256,497
                                                                                      -------------------    -------------------

Other income (expense):
  Interest income                                                                                  2,142                  4,994
  Interest expense                                                                              (309,203)              (193,440)
  Other non-operating income (expense), net                                                       32,188                  1,663
                                                                                      -------------------    -------------------

Total other income (expense)                                                                    (274,873)              (186,783)
                                                                                      -------------------    -------------------

Income before income taxes                                                                       454,749                 69,714

Income tax expense                                                                               (30,300)               (15,000)
                                                                                      -------------------    -------------------

Income from continuing operations                                                                424,449                 54,714

Less - adjustment for preferred dividends                                                       (138,946)               (69,272)
                                                                                      -------------------    -------------------

Income (loss) from continuing operations to common stockholders                                  285,503                (14,558)

Discontinued operations:
  Loss from operations of discontinued segment, net of
     related income tax benefit of $320,200 and $98,600 in 1999
     and 1998, respectively                                                                     (535,455)              (201,629)
  Loss on disposal of discontinued segment,
     net of related income taxes of $128,600                                                    (214,995)
                                                                                      -------------------    -------------------

Adjusted net loss to common stockholders                                              $         (464,947)              (216,187)
                                                                                      ===================    ===================


Earnings per common share from continuing operations:
      Basic and fully diluted                                                         $             0.15                  (0.01)
                                                                                      ===================    ===================
Weighted average number of common shares
  outstanding (shares issued less shares in treasury)                                          1,887,326              1,862,690
                                                                                      ===================    ===================

                   The accompanying notes are an integral part of these consolidated financial statements.

                              NACO INDUSTRIES, INC.
                              ---------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                 For the Years Ended November 30, 1999 and 1998
                 ----------------------------------------------
                                  (continued)

                                                 Preferred Stock                    Common Stock
                                          -------------------------------   ------------------------------
                                                  Number of                         Number of
                                                   Shares       Amount               Shares        Amount
                                          ---------------  --------------   ---------------   ------------

Consolidated Balance,
    November 30, 1998                            165,412   $     496,236         2,147,102    $    21,472

Issuance of common stock:
  Exchange for equipment                                                            10,000            100
  Subscription agreement                                                            16,041            161

Treasury stock retired                                                            (270,875)        (2,710)
Net (loss)                                ---------------  --------------   ---------------   ------------
Consolidated Balance,
    November 30, 1999                            165,412   $     496,236         1,902,268    $    19,023
                                          ===============  ==============   ===============   ============

                                                                                   Treasury Stock
                                 Additional                        -----------------------------------                  Total
                                  Paid-in            Accumulated              Number of                              Stockholders'
                                  Capital             (Deficit)                 Shares             Amount                Equity
                              ----------------    ------------------   -----------------   ---------------   -------------------
                              $      1,084,959    $        (484,342)           (270,875)   $       (91,625)  $         1,026,700

Consolidated Balance,
    November 30, 1998                   22,401                                                                            22,501
                                          (161)                                                                                0
Issuance of common stock:
  Exchange for equipment               (88,915)                                 270,875             91,625                     0
  Subscription agreement
                                                           (326,001)                                                    (326,001)
Treasury stock retired        ----------------   ------------------   -----------------    ---------------   -------------------

Net (loss)
                              $      1,018,284    $        (810,343)                       $                 $           723,200
                              ================    ==================   =================   ===============   ===================

                   The accompanying notes are an integral part of these consolidated financial statements.


                              NACO INDUSTRIES, INC.
                              ---------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                 For the Years Ended November 30, 1999 and 1998
                 ----------------------------------------------


                                                 Preferred Stock                    Common Stock
                                          -------------------------------   ------------------------------
                                                Number of                         Number of
                                                 Shares          Amount            Shares          Amount
                                          ---------------  --------------   ---------------   ------------

Consolidated Balance,
    November 30, 1997                            165,412    $    496,236         2,193,796     $   21,939

Issuance of common stock:
  Warrants exercised                                                                19,144            191
  Consulting services                                                                8,000             80

Dividends - preferred shares
  ($.21 per share)

Sale of preferred stock

Treasury stock retired                                                             (73,838)          (738)

Net (loss)
                                          ---------------  --------------   ---------------   ------------

Consolidated Balance,
    November 30, 1998                            165,412    $    496,236         2,147,102     $   21,472
                                          ===============  ==============   ===============   ============

                                                                                      Treasury Stock
                                      Additional                        -----------------------------------             Total
                                       Paid-in            Accumulated          Number of                            Stockholders'
                                       Capital            (Deficit)             Shares             Amount             Equity
                                ----------------   ------------------   -----------------   ---------------   ------------------
Consolidated Balance,
    November 30, 1997           $     1,003,800    $         (278,711)           (346,380)  $      (126,597)  $        1,116,667
Issuance of common stock:
  Warrants exercised
  Consulting services                    57,239                                                                           57,430
                                         23,920                                                                           24,000
Dividends - preferred shares
  ($.21 per share)
                                                              (34,482)                                                   (34,482)
Sale of preferred stock
                                                                                   1,667             10,000               10,000
Treasury stock retired
                                                              (24,234)             73,838            24,972
Net (loss)
                                                             (146,915)                                                  (146,915)
                                ----------------   ------------------   -----------------   ---------------   ------------------
Consolidated Balance,
    November 30, 1998
                                $     1,084,959    $         (484,342)           (270,875)  $       (91,625)  $        1,026,700
                                ================   ==================   =================   ===============   ==================


                   The accompanying notes are an integral part of these consolidated financial statements.


                              NACO INDUSTRIES, INC.
                              ---------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                 For the Years Ended November 30, 1999 and 1998
                 ----------------------------------------------

                                                                                            1999                1998
                                                                                      -----------------   -----------------
Cash flows from operating activities:
  Net income from continuing operations                                             $          424,449              54,714
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                                              299,250             303,968
     Amortization                                                                               12,830
     Write-off of equipment construction in progress                                             4,971
     Consulting for common stock                                                                                    24,000
     Deferred income taxes                                                                    (419,500)             14,300
     Warranty reserve                                                                           80,000
     (Gain) on sale of assets                                                                                       (1,663)
   (Increase) decrease in:
     Accounts receivable, net                                                                 (338,340)             30,596
     Receivable from related parties                                                            41,799
     Inventories, net                                                                           55,387             150,047
     Income taxes receivable                                                                                         5,100
     Other current assets                                                                        6,480              39,215
   Increase (decrease) in:
     Accounts payable                                                                          350,398             190,864
     Accrued liabilities                                                                       (13,637)             46,602
                                                                                      -----------------   -----------------

Net cash provided by continuing operating activities                                           504,087             857,743

Net cash (used in) discontinued operating activities                                          (488,483)           (212,242)
                                                                                      -----------------   -----------------

Net cash provided by operating activities                                                       15,604             645,501
                                                                                      -----------------   -----------------

Cash flows from investing activities:
  Purchases of property and equipment                                                          (99,100)            (42,322)
  Loans to related parties                                                                     (52,087)            (99,321)
  Investment in intangible and other assets                                                   (147,329)             (7,253)
                                                                                      -----------------   -----------------

Net cash (used in) continuing investing activities                                            (298,516)           (148,896)

Net cash (used in) discontinued investing activities                                                              (232,467)
                                                                                      -----------------   -----------------

Net cash (used in) investing activities                                                       (298,516)           (381,363)
                                                                                      -----------------   -----------------

Cash flows from financing activities:
  Payoff of Nation's Bank line of credit                                                      (849,326)
  Net borrowings on Wells Fargo line of credit                                                 787,798              25,000
  Proceeds from sale of preferred stock                                                                             10,000
  Proceeds from issuance of common stock                                                                            57,430
  Proceeds from long-term obligations                                                        1,108,552
  Payments on long-term obligations                                                           (803,467)           (267,377)
  Payments of preferred stock dividends                                                                            (34,482)
                                                                                      -----------------   -----------------

Net cash provided by (used in) continuing financing activities                                 243,557            (209,429)

Net cash (used in) discontinued financing activities                                                               (17,725)
                                                                                      -----------------   -----------------

Net cash provided by (used in) financing activities                                            243,557            (227,154)
                                                                                      -----------------   -----------------
                                                                                                                (continued)


                   The accompanying notes are an integral part of these consolidated financial statements.


                             NACO INDUSTRIES, INC.
                              ---------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                 For the Years Ended November 30, 1999 and 1998
                 ----------------------------------------------
                                  (continued)
                                                                                            1999                1998
                                                                                      -----------------   -----------------

Net increase (decrease) in cash                                                                (39,355)             36,984

Cash, beginning of period                                                                       97,428              60,444
                                                                                      -----------------   -----------------

Cash, end of period                                                                 $           58,073              97,428
                                                                                      =================   =================

Supplemental Disclosures of Cash Flow Information:

  Cash paid for:
    Income taxes - continuing operations                                            $             (100)             (1,100)
                                                                                      =================   =================

    Interest:
        For continuing operations                                                   $         (311,783)           (195,079)
        For discontinued operations                                                            (14,745)             (9,080)
                                                                                      -----------------   -----------------

            Total interest paid                                                     $         (326,528)           (204,159)
                                                                                      =================   =================


Supplemental Schedules of Noncash Investing and Financing Activities:

    Issuance of common stock for services:
      Issuance of common stock                                                      $                               24,000
      Consulting expenses                                                                                          (24,000)
                                                                                      -----------------   -----------------

          Cash paid for certain consulting services                                 $                                  -0-
                                                                                      =================   =================

    Purchases of property and equipment:
      Additions of property and equipment                                           $         (202,088)           (316,126)
      Exchange of common stock for equipment                                                    22,501
      Transfer of property and equipment
        from discontinued operations                                                            75,503
      Write-off of equipment construction in progress and other                                  4,984
      Debt obligations assumed                                                                                     273,804
                                                                                      -----------------   -----------------

          Cash paid for property and equipment                                      $          (99,100)            (42,322)
                                                                                      =================   =================


                   The accompanying notes are an integral part of these consolidated financial statements.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of Operations
--------------------

NACO Industries, Inc. (the "Company"), manufactures, produces, and sells polyvinyl chloride ("PVC") products. The Company's primary line of business consists of PVC pipe fittings and valves which are sold throughout the United States by wholesale distributors. The manufacturing facilities of the Company are located in Garden City, Kansas; Lodi, California; and, Logan, Utah.

Effective April 21, 1999, NACO Composites, Inc. a wholly owned subsidiary of the Company was merged into the Company. From April 21, 1999, through August 31, 1999, the merged operations of NACO Composites, Inc. continued as a business segment of the Company. On August 31, 1999, the management of the Company made the decision to discontinue the operations of the merged composite and fiberglass segment. As such, the accompanying consolidated financial statements present as discontinued operations: (i) the subsidiary operations of NACO Composites, Inc. from December 1, 1998, through April 20, 1999, and (ii) the related composite and fiberglass segment operations of NACO Industries, Inc. from April 21, 1999, through August 31, 1999.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NACO Composites, Inc. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on November 30th.

Concentrations of Credit Risk
-----------------------------

The Company sells PVC products nationwide to customers in the agribusiness and industrial economic sectors. Most of the Company's accounts receivable, which are unsecured, are with customers in these sectors. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. The Company maintains cash balances with several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

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

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

Financial Instruments
---------------------

Cash and cash equivalents are determined by the Company to be cash and short-term highly liquid investments with initial maturity dates of three months or less that are readily convertible to cash. The carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable, the Company's line of credit and short-term notes payable. The fair value of long-term obligations is based on current rates at which the Company could borrow funds with similar remaining maturities.

Inventories
-----------

Raw material inventories and goods purchased for resale are recorded at the lower of cost (first-in, first-out method) or market. Manufactured finished goods and work in process inventory are recorded at the lower of cost (standard cost method) or market which represents management's estimate of its net realizable value.

Property, Equipment and Depreciation
------------------------------------

Items capitalized as buildings, equipment and vehicles are carried at cost. Maintenance and repairs are charged to expense as incurred. Costs of major renewals or betterments are capitalized by charges to the appropriate property account and depreciated over the remaining useful lives of the related assets. Depreciation and amortization are computed by using the straight-line method for financial reporting purposes and modified accelerated cost recovery methods for federal income tax purposes. Buildings are depreciated over lives of twenty-five to thirty years. Purchased and constructed equipment is depreciated over lives of three to ten years. The cost of property disposed of and related accumulated depreciation or amortization are removed from the accounts at time of disposal, and gain or loss is credited or charged to operations.

Amortization of Intangible Assets
---------------------------------

The portion of intangible assets represented by debt issuance costs is amortized
as  additional   interest   expense  over  the  specific  term  of  the  related
indebtedness using the straight-line method.

Revenue Recognition
-------------------

Inventory is shipped to and held by warehouse agents. Revenue is recognized under these arrangements upon the sale of the inventory.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------

Stock Based Compensation
------------------------

The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, recognizes no compensation expense for such stock option grants.

Advertising Costs
-----------------

Advertising costs are expensed when incurred.

Research and Development Costs
------------------------------

Research and development costs are expensed when incurred.

Income Taxes
------------

The Company files consolidated federal and state income tax returns. Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes. The principal differences relate to the use of the modified accelerated cost recovery methods to depreciate property and equipment, inventory valuation allowance, net operating loss carryforwards, and from inventory capitalization requirements.

Earnings Per Share
------------------

Earnings per share amounts are computed based on the weighted average number of shares outstanding during the periods (shares issued less shares in treasury).

Impact of Recently Issued Accounting Standards
----------------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives in the balance sheet at their fair market values. This statement is effective for fiscal years beginning after June 15, 1999. The adoption of this statement will not have a material effect on the Company's balance sheet.

Reclassifications
-----------------

Certain   reclassifications   were  made  to  the  1998  consolidated  financial
statements to conform to the presentation used in the 1999 consolidated financial statements.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 2 - Discontinued Segment
-----------------------------

On October 11, 1996, NACO Industries, Inc. (the "Parent Company") formed a wholly-owned subsidiary, NACO Composites, Inc. (the "Subsidiary"). The Subsidiary acquired the assets of Dreager Manufacturing in a business combination accounted for as a purchase. The Subsidiary manufactured composite and fiberglass products.

As explained in Note 1, effective April 21, 1999, the Subsidiary was merged into the Parent Company under a Plan of Merger. From April 21, 1999, through August 31, 1999, the merged composite and fiberglass operations of the Subsidiary continued as a segment of the Parent Company. On August 31, 1999, the management of the Parent Company made the decision to discontinue the operations of the composite and fiberglass segment and either sell its assets or transfer them to the Parent Company. As such, the accompanying consolidated financial statements present as discontinued operations: (i) the Subsidiary operations from December 1, 1998, through April 20, 1999, and (ii) the composite and fiberglass segment operations of the Parent Company from April 21, 1999, through August 31, 1999, (together considered as the "Discontinued Segment").

The Parent Company completed the shut down of the composite and fiberglass segment operations and either disposed of its assets or transferred them to other Parent Company divisions by November 30, 1999. The assets sold consisted of equipment. The selling price of the equipment was $32,200 and was evidenced by a promissory note.

The Company's operations have been classified into two principal industry segments, PVC fittings and valves sold through the Parent Company, and composite and fiberglass products sold through the Subsidiary and the Parent Company, subsequent to April 21, 1999. Information associated with the Discontinued
Segment has been presented as discontinued operations for 1999 and 1998, and thus, no reconciliation of segment information to operations has been presented.

Net assets of the Discontinued Segment have been separately classified and the consolidated balance sheet has been restated for the year ended November 30, 1998. The results of operations of the Discontinued Segment are shown separately as discontinued operations in the accompanying consolidated statements of operations for the nine months ended August 31, 1999, and the twelve months ended November 30, 1998, net of applicable income taxes. Net sales of the Discontinued Segment for the nine months ended August 31, 1999, and the twelve months ended November 30, 1998, were $871,224 and $1,007,910, respectively. These amounts are not included in "Sales, net" in the accompanying consolidated statements of operations. All comparative information presented in the Notes to Consolidated Financial Statements for fiscal year 1998 has been restated to reflect the effects of discontinued operations.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 2 - Discontinued Segment  (continued)
------------------------------

The total cost of the original acquisition of the assets of the Subsidiary was $197,727, which exceeded the fair value of the net assets acquired by $88,718. The excess of purchase price over the fair value of net assets acquired, recorded as Goodwill, was being amortized using the straight-line method over fifteen years until August 31, 1999. The remaining balance of Goodwill was charged to operations as a loss on the disposal of the Discontinued Segment.

Note 3 - Concentration of Credit Risk
-------------------------------------

At November 30, 1999 and 1998, bank balances in excess of depository insurance limits were approximately $154,000 and $156,000, respectively.

Note 4 - Inventories, net
-------------------------

At November 30, 1999 and 1998, inventories, net of valuation allowances, consisted of the following:

                                                         1999        1998
                                                         ----        ----

         Raw materials                                 $187,813    228,269
         Work in process                                      0      3,750
         Finished goods                                 401,608    443,829
            Less - valuation allowance                  (60,960)   (92,000)
                                                       --------    --------

         Total inventories, net                        $528,461    583,848
                                                        =======    =======


Note 5 - Intangible and Other Assets, net
-----------------------------------------

At November 30, 1999 and 1998, intangible and other assets, net, consisted of the following:

                                                          1999       1998
                                                          ----       ----

         Debt issuance costs, net of accumulated
           amortization of $12,830 in 1999              $97,865          0
         Cash surrender value of life insurance          59,535     23,427
         Deposits                                        10,311      9,785
                                                         -------    -------

         Total intangible and other assets, net         $167,711     33,212
                                                        ========     ======

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 6 - Revolving Line of Credit and Short-term Notes Payable
--------------------------------------------------------------

At November 30, 1998, the Company had borrowed $849,326 on its line of credit with Nation's Bank. The line of credit, which matured August 1, 1998, bore interest at 1.75 percent over prime rate, and was collateralized by accounts receivable, intangible assets, inventories, equipment, real estate and life insurance. The line of credit limit was $1,100,000. The revolving line of credit loan agreement contained covenants pertaining to compliance with the bank's borrowing base requirements. The line of credit agreement also contained covenants pertaining to working capital, debt, dividends, and property and equipment purchases. Under the terms of a long-term note agreement, the Company was required to obtain prior written approval from the bank before making loans to another or guaranteeing or otherwise becoming liable for the undertakings of others, before issuing or repurchasing capital stock, and before paying dividends on capital stock. The bank waived its restriction on paying dividends on the Company's preferred stock.

At November 30, 1998, the Company had not renewed its line of credit agreement with Nation's Bank. As a result, all of the debt with Nation's Bank was due. Subsequent to November 30, 1998, the Company signed a forbearance agreement, which waived the cross default provisions for fiscal year 1998. The forbearance agreement changed the interest rate on all outstanding notes due to Nation's Bank, including the line of credit, to bear interest at prime plus three and one-half percent (3.5%) from the date of signature. In addition, the Company agreed to pay a forbearance fee and the expenses and fees associated with negotiating the agreement.

Note 7 - Long-Term Obligations
------------------------------

At November 30, 1999 and 1998, long-term obligations consisted of:

                                                                1999        1998
                                                                ----        ----
Installment notes payable, secured by vehicles;
 payable monthly at 8.50% - 9.95% interest;
 maturities from July, 1999 to May, 2003.                $     20,738     37,806

Revolving  line of credit  agreement,  secured
by current  assets,  property and equipment, and
life insurance; payable monthly with interest at
1.5% over prime; matures April 30, 2002.                      787,798

Note  payable,  secured by current  assets,
property  and  equipment,  and life insurance;
payable monthly With interest at 1.5 % over prime;
maturities through February, 2018.                          1,093,454

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 7 - Long-term Obligations (continued)
------------------------------

                                                                             1999                 1998
                                                                             -----                ----

Notes payable, secured by current assets, property
 and equipment, and life insurance; payable at 8.75%
 to 10.50% interest; maturities through February, 2010.                                          523,306

Notes payable for  redemption  of Company stock and
 non-competition  agreement, secured by treasury stock;
 payable monthly at 8.25% through June, 2002.                                                    157,552

Capital  equipment  leases,  secured by related
 equipment;  payable  monthly at 12.52% - 26.05% interest;
 maturities through November, 2003.                                       $   108,473            198,916
                                                                            ---------          ---------

 Total long-term obligations                                                2,010,463            917,580

 Less - current portion                                                       (81,700)          (282,077)
                                                                            ---------          ---------

 Long-term obligations, less current portion                              $ 1,928,763            635,503
                                                                            =========          =========

During fiscal year 1999, the Company entered into a $1,500,000 revolving line of credit loan agreement with Wells Fargo Business Credit, Inc ("Wells Fargo"). The line of credit bears interest at 2.5 percent over Wells Fargo's prime lending rate, and is collateralized by accounts receivable, inventories, equipment, real estate and life insurance. The line of credit agreement contains covenants pertaining to compliance with the lender's borrowing base requirements. The line of credit agreement also contains covenants pertaining to minimum net worth, minimum net income, debt, dividends and capital purchases. Total advances outstanding on the line of credit cannot exceed the borrowing base limit. The line of credit agreement requires a minimum interest charge of $20,000 per calendar quarter. The original draw on this line of credit was used to pay off most of the previous revolving line of credit with Nations Bank. The line of credit is personally guaranteed by the majority shareholder. The line of credit matures April 20, 2002.

In August 1999, the Company was in default of the loan covenants with Wells Fargo. Wells Fargo reset the covenants contained in the Company's line of credit agreement. The Company paid a $10,000 fee and interest was adjusted on the line of credit to 4 percent over Wells Fargo's prime lending rate. Wells Fargo has agreed to reduce the interest rate back to 2.5 percent over Wells Fargo's prime lending rate if the Company meets profitability targets. At November 30, 1999, the Company was not in violation of the amended terms of the line of credit agreement.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 7 - Long-term Obligations (continued)
------------------------------

During April 1999, the Company entered into a term loan agreement with WebBank Corporation ("WebBank") for $1,100,000. The loan proceeds were used to refinance outstanding debt and capital leases. The loan is secured by machinery, equipment, inventories, and accounts receivable. The loan is guaranteed by the majority shareholder. The interest rate on the loan is 1.5 percent over the Wall Street Journal prime rate. The loan agreement contains various covenants pertaining to working capital, debt, dividends and capital purchases. At November 30, 1999, the Company was in violation of certain loan covenants.

In a letter dated February 18, 2000, WebBank provided a waiver that extended a grace period to the Company with respect to meeting certain ratio requirements and advances to affiliates until August 31, 2000. The waiver also extended a grace period for the debt to worth requirement until November 30, 2000. These waivers were given because the bank determined there was sufficient evidence that compliance was probable within the grace periods.

At November 30, 1999 and 1998, the carrying value of the Company's long-term obligations, excluding capital leases, was $1,901,990 and $718,664, respectively. Fair value of outstanding debt using current market rates was approximately the same as the carrying value of the debt. At November 30, 1999, short-term and long-term debt due to WebBank was $1,086,588. At November 30, 1998, short-term and long-term debt (including lines of credit) due to Nation's Bank was $1,336,379.

At November 30, 1999, current maturities of long-term obligations (both long-term debt and capital lease obligations) were as follows:

                       Period ending

                        November 30,

                           2000                    $        81,700
                           2001                             90,900
                           2002                            855,398
                           2003                             68,200
                           2004                             54,600
                           Thereafter                      859,665
                                                          --------

                           Total                   $     2,010,463
                                                        ==========

At November 30, 1999 and 1998, the cost and amortization (or depreciation) of equipment under capital leases were as follows:

                                                      1999               1998
                                                      ----               ----
         Cost                                    $ 139,048            364,702
         Current year depreciation                  13,905             34,825
         Accumulated depreciation                   13,905            129,759

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 7 - Long-term Obligations (continued)
------------------------------

Annual lease payments under capital leases in effect at November 30, 1999 were as follows:

Period ending

              November 30,

                  2000                                               $ 52,300
                  2001                                                 52,300
                  2002                                                 24,300
                  2003                                                 18,750
                                                                      -------
                                                                      147,650

                  Less amount representing interest                   (39,177)
                                                                      -------

         Present value of obligations under capital
          leases (interest at 16% to 26%)                           $ 108,473

         Less - current portion                                       (32,763)
                                                                      -------

         Capital lease obligations - less current portion           $  75,710
                                                                      =======


Note 8 - Operating Leases
-------------------------

The Company leases its Lodi, California, facility and certain equipment under non-cancelable operating leases. The lease agreement for the Lodi, California, facility was renewed in September, 1999, for a period of five years. The lease for the Lodi, California, facility is adjusted annually for changes in the consumer price index for the San Francisco Bay Area.

The Company leases its Logan, Utah, facility and certain equipment from related parties (see Note 16). The Company's lease agreement for the Logan, Utah, facility expires in December 1999. The Company leased a facility in Ogden, Utah, through September 1999, and during fiscal year 1998, under a cancelable lease. The Company leases vehicles under cancelable lease agreements. The Company leases warehouse space in Lubbock, Texas, under a cancelable lease. Rental expense under all operating leases for the years ended November 30, 1999 and 1998, was approximately $235,000 and $223,000, respectively.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 8 - Operating Leases (continued)
-------------------------

Minimum future rental payments under non-cancelable leases as of November 30, 1999, for each of the next 5 years and in the aggregate are estimated as follows:

        Period ending

        November 30,

              2000                                                 $ 60,500
              2001                                                   62,000
              2002                                                   60,900
              2003                                                   62,400
              2004                                                   63,400
                                                                   --------

              Total minimum future rentals                         $309,200
                                                                   ========

Subsequent to November 30, 1999, the Company entered into two new related-party lease agreements with PVC, Inc. The terms of the leases are for a period of five years commencing December 1999. Rentals begin at $13,500 per month for the land and building, and $9,500 per month for various pieces of equipment. Both lease payment amounts are adjusted annually based on changes in the consumer price index. The lease agreements contain five-year renewal clauses.

Note 9 - Preferred Stock, Units and Warrants
--------------------------------------------

Preferred stock:

In February 1995, the Company amended its Articles of Incorporation to authorize 330,000 shares of Series 1, Class A, 7% Cumulative Convertible Preferred Stock, with a par value of $3.00 per share. In the event of liquidation of the Company, the preferred stock will have a liquidation preference to the extent of $6.00 per share plus accrued and unpaid dividends. The preferred stock is convertible at any time after January 1, 1996, into shares of the Company's common stock at a conversion rate of two shares of common stock for one share of preferred stock. The preferred stock and common stock are entitled to one vote per share.

Dividends on the shares of preferred stock are cumulative from the date of first issuance and are payable semi-annually at the rate of 7 percent per annum of the stated unit value of $6.00 per share on February 28 and August 31 of each year. No dividends may be paid to common shareholders until all cumulative dividends on preferred shares have been declared and paid. The preferred stock may be redeemed at any time after January 1, 1996, at the discretion of the Company, at $6.00 per share plus all accrued and unpaid dividends.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 9 - Preferred Stock, Units and Warrants (continued)
--------------------------------------------

At November 30, 1999 and 1998, dividends in arrears were $138,946 ($ .84 per share) and $69,272, ($ .42), respectively. At November 30, 1999, the Company's preferred dividends were more than two years in arrears. As a result, the holders of the preferred stock have the right, voting as a class, to elect two members of the Company's board of directors at the next annual meeting. Dividends paid during fiscal year 1998 were paid out of retained earnings of the Parent Company.

Units:

On March 5, 1997, the Company entered into an offshore securities subscription agreement with Britannia Holdings Ltd. of England ("Britannia"), and on March 5, 1997, the Company sold to Britannia 343,750 units for an aggregate purchase price of $825,000. The sale was made without registration under the Securities Act of 1933 in reliance upon Regulation S promulgated thereunder. Each unit consists of one share of common stock and forty-four one hundredths (.44) of a warrant to purchase an additional share of common stock at an exercise price of $3.50 per share. The warrants will expire March 5, 2000. The warrants are currently callable by the Company anytime after its common stock trades for a bid price of $7.50 or higher for 30 consecutive trading days.

As part of the consideration for the stock subscription agreement, the Company agreed to credit 24,062 additional shares of common stock per year to Britannia if the Company does not establish a market for its common stock that trades for at least $6.00 per share for any ten consecutive trading days within twenty-four months after March 5, 1997. Subsequent to March 1999, the Company issued 16,041 shares of common stock to Britannia as consideration under the stock subscription agreement.

Warrants:

At November 30, 1999, the Company had outstanding to Britannia 343,750 forty-four one hundredths (.44) warrants to purchase 151,250 additional shares of common stock at an exercise price of $3.50 per share. Subsequent to November 30, 1999, all of the (.44) warrants expired.

During fiscal year 1999, all of the Company's outstanding full warrants expired. At November 30, 1998, the Company had 47,525 full warrants outstanding. Each full warrant had a right to purchase one share of common stock at an exercise price of $3.75 per share. The Company also had outstanding to Britannia 343,750 forty-four one hundredth (.44) warrants to purchase 151,250 additional shares of common stock at an exercise price of $3.50 per share.

During fiscal year 1998, the board of directors extended the life of the Company's one-half (1/2) warrants issued with preferred shares in fiscal year 1996 to August 28, 1998, and changed the exercise price from $3.75 to $3.00 per common share. The Company received $57,430 in

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 9 - Preferred Stock, Units and Warrants (continued)
--------------------------------------------

proceeds from exercise of one-half (1/2) warrants, and issued 19,144 additional shares of common stock. The remainder of the one-half (1/2) warrants expired.

The Company had an agreement with Extol International Corporation ("Extol") to provide investor relations and financial consulting services to the Company. As part of the agreement, Extol had the right to purchase for $100 a warrant to acquire 50,000 shares of the Company's common stock at $3.50 per share. This warrant was exercisable for five years from the date of issuance, with "piggyback" registration rights. Extol agreed to take common stock and cash as payment for investor relations and consulting services. Jim Czirr, the majority shareholder in Extol, became a member of the board of directors on August 27, 1997, and during 1998, received stock and cash for consulting services (see Note
16). As of November 30, 1999, the Company had cancelled its agreement with Extol. No cash or common stock was paid during fiscal year 1999, and the right to purchase 50,000 shares of common stock was rescinded.

Note 10 - Stock Options
-----------------------

At November 30, 1999 and 1998, the Company had outstanding non-qualified stock options for 60,000 shares of common stock, respectively, to certain directors with an option price of $3.00 per share. These options vested on the grant date, and are exercisable anytime while serving as a director for up to ten years. The outstanding options expire in the years 2005 and 2009. No compensation expense related to such non-qualified stock options has been charged to operations.

At November 30, 1999 and 1998, the Company has outstanding non-qualified options for 150,000 and 120,000 shares, respectively, of common stock to a director with an option price of $4.00 per share. At November 30, 1999 and 1998, 60,000 options were vested and exercisable.

The maximum term of the options is six years, and they vest over a five-year period. Vested options expire after 24 months. No compensation expense related to such non-qualified stock options has been charged to operations.

The Company has adopted a Stock Incentive Plan, (the "Plan"), whereby certain employees may be granted incentive or non-qualified stock options to purchase up to 200,000 shares of common stock. A committee appointed by the Board determines the exercise price of options granted under the Plan. The exercise price of incentive options must not be less than the fair market value of the share of common stock as of the date of grant. The maximum term of the options is six years and they vest over a five-year period. The Plan also allows for granting of stock appreciation rights. Upon exercise of a stock appreciation right, the holder may receive shares of common stock and cash equal to the excess of the fair market value of the common stock at the date of exercise over the option price.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 10 - Stock Options (continued)
-----------------------

At November 30, 1999 and 1998, 91,000 and 79,000 employee incentive stock options, respectively, were outstanding. Of the outstanding options, 31,200 options and 15,800 options, respectively, had vested. During fiscal years 1999 and 1998, 4,000 and 19,000 options, respectively, were forfeited due to termination of employment. During fiscal year 1999, 16,000 new incentive stock options were granted. No compensation expense related to such incentive stock options was charged to operations.


The following is a summary of the status of the Company's stock options:

                                                              Number         Weighted Average
                                                            of Shares         Exercise Price
                                                            ---------         --------------
         Options exercisable at 11/30/99                      120,000           $    3.27
                                                              =======                ====

         Options exercisable at 11/30/99                      151,200           $    3.40
                                                              =======                ====


         Outstanding at 11/30/97                              328,000           $    3.46

         Granted during 1998                                      -0-
         Forfeited during 1998                                (39,000)          $    3.00
                                                              -------

         Outstanding at 11/30/98                              289,000           $    3.52

         Granted during 1999                                   16,000           $    3.00
         Forfeited during 1999                                (34,000)               3.00
                                                              -------

         Outstanding at 11/30/99                              271,000           $    3.44
                                                              =======                ====

         Fair value of options granted during 1999                              $       0

         Weighted-average remaining contractual life
          of outstanding options                                                3.6 years

         No options were exercised during the year.



The Company applies APB Opinion No. 25 in accounting for its stock options. Accordingly, no compensation cost has been recognized in fiscal years 1999 or 1998. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 10 - Stock Options (continued)
-----------------------

In compliance with SFAS No. 123, the Company is providing the following pro forma disclosure on the adjusted net loss to common shareholders:

                                               1999             1998
                                               ----             ----
         Net loss:
             As reported                   (464,947)        (216,187)
             Pro forma                     (479,647)        (228,687)

         Loss per share:
             As reported                       (.25)            (.12)
             Pro forma                         (.25)            (.12)

The fair value of stock options granted in fiscal year 1999 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

                                               1999
                                               ----

         Weighted average fair value      $    2.23
         Expected volatility                   1.00%
         Risk free interest rate               6.14%
         Expected life in years                 5.0
         Dividend yield                        none


Note 11 - Treasury Stock
------------------------

On June 30, 1992, the Company purchased 1,197,675 shares (8,759 before stock split) of its own outstanding common stock from a former officer/shareholder and two minority shareholders at an average price of $.34 ($46.25 before stock split) per share. During fiscal year 1999, the Company refinanced its debt and the former officer/shareholder note was paid. As such, all remaining treasury shares were retired. During fiscal year 1998, the treasury stock served as collateral on the note outstanding to a former officer and shareholder (See Note
7). As payments were made on the note, collateral was released and the corresponding treasury stock was retired. During fiscal year 1998, the Company retired 73,838 treasury shares. Treasury shares outstanding at November 30, 1998, represented the remaining shares pledged as collateral on the note agreement.

During fiscal year 1998, the Company sold 1,667 shares of preferred stock for $10,000 out of the treasury, which had been purchased from a former employee.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 12 - Earnings Per Share
----------------------------

Basic earnings per common share are computed using the weighted average number of shares of common stock outstanding during the period. For earnings per share calculation purposes, net income is reduced by cumulative dividends on preferred stock.

Diluted earnings per share are computed based on an increased number of shares that would be outstanding assuming the conversion of the Company's cumulative preferred stock and the exercise of stock options and warrants. The market price has not exceeded the option price for the outstanding options and warrants and therefore no dilution has occurred. During a loss period, and periods where significant preferred dividends are in arrears, the assumed conversion of convertible preferred stock has an anti-dilutive effect. As a result, these shares have not been included in the calculation of diluted earnings per share. The securities that could potentially dilute basic earnings per share in the future, but were not included in the diluted earnings per share calculation, are as follows:

                                                   Common             Common
                                                   Shares             Shares
         Security                                   1999               1998
         --------                                   ----               ----

         Options                                   151,200            120,000
         Warrants                                  151,250            198,775
         Convertible preferred stock               330,824            330,824

Basic and Fully Diluted earnings (loss) per common share for the various components of income and loss were as follows:

         Income from continuing operations to
           common stockholders                    $    .15               (.01)
         Loss from operations of discontinued
           segment                                    (.28)              (.11)
         Loss on disposal of discontinued segment     (.11)
         Adjusted net loss to common stockholders     (.25)              (.12)


Note 13 - Pension Plan
----------------------

The Company sponsors an IRC Sec. 401(k) deferred compensation plan that covers all employees over age 21 with over one year of service. The Company makes matching contributions, at 50 percent of the employee's deferral, up to 4 percent of gross wages for employees who elect salary deferral. The amount of pension expense for the years ended November 30, 1999 and 1998, was $25,017 and $22,246, respectively.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 14 - Income Taxes
----------------------

For the years ended November 30, 1999 and 1998, income tax expense (benefit) consisted of the following:

                                                1999               1998
                                                ----               ----
     Currently payable:
         Federal                            $      0                  0
            State                               (900)              (800)
                                                ----           --------

                                                (900)              (800)
         Deferred                            (29,400)           (14,200)
                                              ------           --------

     Income tax expense (benefit)           $(30,300)           (15,000)
                                             =======           ========

Income taxes identified as currently payable are the taxes due on the Company's income tax returns before estimated payments and other credits.

Deferred income taxes arise mainly because certain items of expense are recognized in different periods for financial reporting and income tax purposes. Although the Company expects to benefit from its deferred tax assets, realization of deferred tax assets is dependent upon the Company generating sufficient future taxable income against which its loss carryforward can be offset.

The deferred tax asset and deferred tax liability was comprised of the following items at November 30, 1999 and 1998:


                                                           1999                   1998
                                                          -----                  -----
         Deferred tax asset:
           Inventories                                    $  35,200              50,100
           Net operating loss carryforwards                 484,400             224,800
           Allowances against receivables                    15,800              25,600
           Warranty reserve                                  30,100
              Other                                          13,700              13,900
                                                            -------            --------

                                                            579,200             314,400
           Less - valuation allowance                       (80,000)           (222,000)
                                                            -------            --------

           Net deferred tax asset                        $  499,200              92,400
                                                            =======            ========

         Deferred tax liability:

           Tax over book depreciation                    $  (89,700)           (102,200)
                                                            =======            ========

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 14 - Income Taxes (continued)
----------------------

At November 30, 1999, the Company had available approximately $1,285,000 of unused net operating loss carryforwards that may be applied against future taxable income, and expire in the years 2009 through 2020.

Income tax expense differs from the customary effective federal income tax rate primarily as a result of the following:


                                                                      1999                 1998
                                                                      ----                 ----
Computed "expected" tax (expense) benefit                         $ (160,600)           (12,400)

State income tax (expense) benefit, net of
 federal income tax benefit                                          (16,900)            (2,600)

Change in valuation allowance on deferred tax assets                 142,000

Rate differences and other                                             5,200
                                                                     -------

Income tax expense                                                 $ (30,300)           (15,000)
                                                                     ========            =======


Note 15 - Advertising
---------------------

Advertising expenses for the years ended November 30, 1999 and 1998, were $19,389 and $38,388, respectively.

Note 16 - Related-Party Transactions
------------------------------------

The Company leases its Logan, Utah, manufacturing and sales facility and certain equipment from P.V.C., Inc., a corporation owned 100 percent by the Company's majority shareholder. In July 1994, the Company extended its lease with PVC, Inc. through December 31, 1999. The lease agreement requires rents in the amount of $9,300 per month. The Company has guaranteed a second mortgage on the facilities it leases from PVC, Inc. At November 30, 1999 and 1998, the outstanding mortgage balance was approximately $216,600 and $228,000, respectively. The mortgage is secured by the leased property, bears an interest rate of two percent over prime, and is payable in monthly installments of $3,150 through 2009. At November 30, 1999 and 1998, the Company had loaned to PVC, Inc. $38,385 and $51,185, respectively. Intercompany loans are non-interest bearing and payable on demand.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 16 - Related-Party Transactions (continued)
------------------------------------

During fiscal year 1998, PVC, Inc. became a 51 percent owner of a new corporation, named Advantage Molds, Inc. ("Advantage"). Advantage operated a machine shop inside the Logan faculty until November 30, 1999. Subsequent to November 30, 1999, the Company took over operation of the machine shop, and Advantage began leasing its equipment to PVC Inc. At November 30, 1999, the Company owed Advantage $15,311. At November 30, 1998, Advantage owed the Company $13,688.

Through September, 1999, the Company leased a manufacturing and sales facility in Ogden, Utah, from Ronald L. Dreager, a former employee and director of NACO Composites, Inc. Mr. Dreager discontinued his employment and service as a director in June 1998. Monthly rentals were due in the amount of $4,500. Operations were discontinued during fiscal year 1999 at the Ogden, Utah facility.

During fiscal year 1998, the Company paid a monthly retainer of $2,000 in common stock and $1,000 in cash to Extol to provide investor relations and financial consulting services. Extol received $12,000 for consulting services during fiscal year 1998 and 8,000 shares of the Company's common stock. The stock has an estimated grant date fair value of $3.00 per share. Jim Czirr, a director of the Company, is a 50 percent shareholder in Extol. The Company discontinued its investor relations agreement with Extol during fiscal year 1999, and no cash or common stock was paid.

In September 1994, the Company entered into an employment contract with Verne Bray, President, Chief Executive Officer, and majority shareholder. The contract was for a term of five years and provided for a base salary of $224,000 with a cost of living adjustment based on the yearly increase in the consumer price index. During fiscal year 1998, with the consent of Mr. Bray, the Company reduced his salary to $150,000 for services as President of the Company. The board of directors determined that payments in accordance with the employment contract may be paid at a future date, but Mr. Bray waived his right to demand payment, and therefore, no liability has been recorded. As of November 30, 1999, a salary agreement had not been renegotiated.

During the year ended November 30, 1998, the Company entered into two lease financing agreements for equipment that is being used in the operation of a limited liability company ("Rimshot") owned by a son of Mr. Bray. Mr. Bray personally guaranteed the lease agreements. The Company recorded assets of $139,048 and related debt of $133,048. As of November 30, 1998, Rimshot owed the Company $250,000 for advances made to start its operations.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------


Note 16 - Related-Party Transactions (continued)
------------------------------------

At November 30, 1998, payment terms, including an interest rate, had not been established for the advances made to Rimshot. Subsequent to November 30, 1998, an indemnification agreement was signed by Rimshot agreeing to hold the Company harmless for the cost of the leased equipment. The son of Mr. Bray also signed a pledge agreement on his 12,500 shares of Company preferred stock. His son also signed security agreements covering Rimshot equipment and receivables to collateralize the amount due to the Company.

During fiscal year 1999, the Company was unable to collect from Rimshot the advances owed for startup operations. The Company did not receive any payments for the equipment used by Rimshot. Subsequent to November 30, 1999, the Company obtained a promissory note from Rimshot for $333,689. The note calls for monthly principal and interest payments of $6,565 beginning February 1, 2000, with interest at 10.75 percent.

Subsequent to November 30, 1999, Mr. Bray signed an indemnification agreement to hold the Company harmless for funds paid on behalf of Rimshot. The agreement covers $259,144 of costs advanced to Rimshot for startup operations, and $52,087 for principal and interest payments made on leased machinery used by Rimshot through November 30, 1999. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. After October 1, 2001, the note bears interest at the applicable federal rate. Pursuant to the indemnification agreement, Mr. Bran conveyed to the Company a security interest in all PVC, Inc. lease receivables from the Company. Subsequent to November 30, 1999, the board of directors approved the Company's execution of the indemnification agreement. Also subsequent to November 30, 1999, the Company signed a security agreement with PVC, Inc. that allows the Company to offset payments due to PVC, Inc. in the event of default on the indemnification agreement.

During fiscal year 1999, the Company issued 10,000 common shares to a former director for equipment with a fair value of $22,501.

Note 17 - Contingencies and Commitments
---------------------------------------

The Company is working to clear a dispute with one of its subcontractors for alleged non-payment for work performed. The Company believes the claim is completely without merit and intends to vigorously defend its position.

The Company's composite and fiberglass products were sold with a five-year repair warranty. The accompanying consolidated financial statements for the year ended November 30, 1999, include a provision of $80,000 for estimated warranty claims based on the Company's experience of the amount of claims actually made.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           November 30, 1999 and 1998
                           --------------------------

Note 18 - Significant Risks and Uncertainties
---------------------------------------------

Included in the accompanying consolidated balance sheet as of November 30, 1999, is a net deferred tax asset of $499,200. Realization of that net asset is dependent upon the Company generating sufficient future taxable income against which its net operating loss carryforwards can be offset. Although the Company expects to realize the benefit of the net deferred tax asset, such expectation could change if estimates of future taxable income during the carry-forward period are reduced.

The majority shareholder signed an indemnification agreement for obligations incurred in behalf of Rimshot in the amount of $311,231. The majority shareholder has pledged the lease receivable of PVC, Inc. to collateralize the debt. No amount has been accrued against the collection of this obligation based upon the majority shareholder's agreement to indemnify the Company with the lease payments due to PVC, Inc. The majority shareholder has represented to the board of directors of the Company his intent to seek re-financing of certain debts in PVC, Inc. to provide an increased cashflow to the Company for the Rimshot indemnification.

Note 19 - Capital Resources
---------------------------

During the year ended November 30, 1999, the Company incurred a significant loss in the operation and closure of its Subsidiary corporation and segment operations in composite and fiberglass products. In addition, the Company incurred significant financing costs for non-compliance with debt covenants to Nation's bank. Financing costs were also incurred to refinance the Company's long-term debt and line of credit. These costs combined with borrowing base restrictions on the Company's new line of credit with Wells Fargo, and non-collection of related party loans have negatively impacted the Company's profitability and liquidity. Management believes that continued growth in the plastics industry, combined with the discontinuance of the composite and fiberglass segment, will significantly improve the Company's profitability. At November 30, 1999, it was not possible to predict the business outcome of these efforts.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
         -----------------------------------------------------------------------

         Not applicable.

                                    PART III

         The information required by this Part III is omitted from this Report in that the Company will file with the Securities and Exchange Commission a definitive proxy statement for the Annual Meeting of Shareholders of the Company to be held on May 18, 2000 (the "Proxy Statement"), not later than 120 days after November 30, 1999, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement specifically identified below which address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information required by this Item is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The  information  required by this Item is incorporated by reference to
the  sections  entitled  "Election  of   Directors-Director   Compensation"  and
"Executive Officers-Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information required by this Item is incorporated by reference to the sections entitled "Principal Holders of Voting Securities" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

 Supplemental Information to be furnished with Reports Filed Pursuant to Section
               15(d) Of the Exchange Act by Non-Reporting Issuers.


         The Company currently does not intend to prepare and distribute a separate annual report to shareholders.

                                  EXHIBIT INDEX
                                  -------------

                                                Description                                 Exhibit No.
                   ---------------------------------------------------------------------  -----------------
            3(i)   Articles of Incorporation of the Company                                     (1)
           3(ii)   Bylaws of the Company...............................................         (1)
               4   Instruments Defining Rights of Security Holders.....................         (2)
            10.1   Employment Agreement of Verne Bray, as amended......................         (3)
            10.2   Nonqualified Stock Option Agreement.................................         (1)
            10.3   Lease Agreement on Logan, Utah Facility.............................         (1)
            10.4   Lease Agreement on Lodi, California Facility........................         (1)
            10.5   Promissory Note with P.V.C., Inc....................................         (1)
            10.6   Sales Representation Agreement with Thomas Christy..................         (1)
            10.7   Loan Agreement with Nations Bank....................................         (4)
            10.8   Stock  Redemption  Agreement  with  Maurice A. Coen,  David Coen and
                   Kirk Coen...........................................................         (1)
            10.9   Agreements with warehouse agents....................................         (2)
           10.10   Stock Incentive Plan................................................         (4)
           10.11   Indemnification Agreement...........................................       10.11
           10.12   Commercial Property Lease Agreement.................................       10.12
           10.13   Equipment Lease Agreement...........................................       10.13
              21   Subsidiaries of Registrant..........................................         (4)
              27   Financial Data Schedule.............................................          27
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

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2000

                                               NACO INDUSTRIES, INC.

                                               /s/  Verne E. Bray
                                               ------------------
                                               Verne E. Bray, President

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                                              Title                              Date
   ---------                                              -----                              ----

/s/ Verne E. Bray                              President and Chairman of the
--------------------
Verne E. Bray                                  Board, Principal Executive                 March, 14, 2000
                                               Officer)

/s/ Jeffrey J. Kirby                           Exec. Vice President, Treasurer             March 14, 2000
--------------------
Jeffrey J. Kirby                               and Director

/s/ Jim C. Czirr                               Director                                    March 14, 2000
--------------------
Jim C. Czirr

/s/ Jack Prust                                 Director                                    March 14, 2000
--------------------
Jack Prust

/s/ Michael Hopkins                            Vice President, Secretary and               March 14, 2000
--------------------
Michael Hopkins                                Director
