Form 10QSB
period 2000-02-29
NACO INDUSTRIES INC
filed 2000-04-14
CIK 931585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE  SECURITIES  EXCHANGE ACT OF 1934
                     For the  quarterly period ended February 29,2000


 [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 Commission File number 33-85044-d

                              NACO Industries, Inc.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)

                Utah                                48-0836971
        (State of Incorporation)            (IRS Employer Identification

                     395 West 1400 North, Logan, Utah 84341
                     --------------------------------------
               (Address of principal executive offices)(Zip Code)


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

As of February 29, 2000, the Registrant had 1,902,268 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.

     Transitional Small Business Disclosure Format      Yes     No  X
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

--------------------------------------------------------------------------------

See attached Consolidated Financial Statements

                              NACO Industries, Inc.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2000

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NACO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                  February 29    November 30
                                                 -----------    -----------
ASSETS                                              2000            1999
                                                 -----------    -----------
Current assets:
  Cash                                           $   274,170    $    58,073
  Accounts receivable, net of allowances
    Of $70,017 / $67,753                           1,151,283        862,913
  Related parties                                     28,931         38,385
  Inventory                                          525,600        528,461
  Other current assets                                50,388         41,283
  Deferred income taxes                              133,900        153,900
                                                 -----------    -----------
       Total current assets                        2,198,159      1,683,015
                                                 -----------    -----------

Property and equipment:
  Land                                                40,700         40,700
  Buildings and improvements                         610,038        610,038
  Equipment and vehicles                           2,805,455      2,805,455
  Equipment construction in process                      577
                                                 -----------    -----------
       Total property and equipment                3,456,770      3,456,193

  Accumulated depreciation                        (2,152,538)    (2,076,200)
                                                 -----------    -----------
       Net property and equipment                  1,304,232      1,379,993
                                                 -----------    -----------

Other assets:
  Accounts receivable from related parties           325,119        311,231
  Intangible and other assets                        162,900        167,711
  Deferred income taxes, net
  of allowance of $80,000                            198,600        255,800
                                                 -----------    -----------
       Total other assets                            686,618        734,742
                                                 -----------    -----------
       Total assets                              $ 4,155,123    $ 3,797,750
                                                 ===========    ===========

                 See Notes to Consolidated Financial Statements

NACO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                  February 29   November 30
                                                 -----------    -----------
LIABILITIES:                                         2000           1999
                                                 -----------    -----------

Current liabilities:
  Accounts payable                              $   659,109    $   769,056
  Accrued expenses                                  289,290        231,720
  Income taxes payable                                  900
  Due to related parties                             15,311         15,311
  Current portion of long-term obligations           81,688         81,700
                                                 -----------    -----------
       Total current liabilities                  1,046,299      1,097,787

Long-term liabilities:
  Accrued expenses                                   48,000         48,000
  Long-term obligations, less current portion     2,183,918      1,928,763
                                                 -----------    -----------
       Total long-term liabilities                2,231,918      1,976,763
                                                 -----------    -----------
       Total liabilities                          3,278,217      3,074,550

Stockholders' equity:

  Common stock, $.01 par value,
 10,000,000 shares authorized; 1,902,268             19,023         19,023
  shares and 1,902,268
  shares issued respectively
  Preferred Stock,  7% Cumulative,
  convertible  $3.00 par value, 330,000             496,236        496,236
  shares authorized, 165,412 and 165,412
 shares issued respectively
(Aggregate liquidation preference
 $1,165,869 and $1,131,418 respectively)
  Additional paid-in capital                      1,018,284      1,018,284
  Retained earnings (deficit)                      (656,637)      (810,343)
                                                 -----------    -----------
       Total stockholders' equity                   876,906        723,200
                                                 -----------    -----------

       Total liabilities and

         stockholders' equity                   $ 4,155,123    $ 3,797,750
                                                 ===========    ===========

                 See Notes to Consolidated Financial Statements

NACO INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
                                                           Three months ended
                                                     February 29     February 28
                                                     ---------------------------
                                                         2000          1999
                                                     -----------    -----------

Sales, net                                           $ 2,197,038    $ 1,629,027

Cost of goods sold                                     1,280,727        996,893
                                                     -----------    -----------
       Gross profit                                      916,311        632,134

Operating expenses:
  Selling expenses                                       361,532        321,451
  General and administrative expenses                    257,066        256,708
                                                     -----------    -----------
       Total operating expenses                          618,598        578,159
                                                     -----------    -----------

       Income (loss) from operations                     297,713         53,975

Other income (expense):
  Interest income                                            700            435
  Other                                                   13,888
  Interest expense                                       (80,593)       (70,976)
                                                     -----------    -----------
       Total other income (expense)                      (66,005)       (70,541)
                                                     -----------    -----------

Income (loss) before income taxes                    $   231,708    $   (16,566)

Income tax expense (benefit)                              78,000              0
                                                     -----------    -----------

       Net income (loss)                             $   153,708    $   (16,566)

Adjustment for preferred dividends in arrears           (173,397)      (103,723)
                                                     -----------    -----------

Income (loss) from continuing
  operations to Common Stockholders                  $   (19,689)   $  (120,289)

Discontinued Operations:
  Loss from operations of discontinued segment          (265,243)

                                                     -----------    -----------
Adjusted net income (loss) to common stockholders    $   (19,689)      (385,532)
                                                     ===========    ===========

Earnings (loss) per common share:
  Basic:
      Earnings (loss) from net income                $      0.08    $     (0.01)
      Dividends in arrears                                 (0.09)         (0.05)
                                                     -----------    -----------
    Net Earnings (loss) from continuing operations   $     (0.01)   $     (0.06)
                                                     ===========    ===========
    Net Earnings (loss)                              $     (0.01)         (0.20)
                                                     ===========    ===========
 Diluted:
    Earnings (loss) from net income
    from continuing operations                       $     (0.01)   $     (0.06)
                                                     ===========    ===========
    Earnings (loss) from net income                  $     (0.01)   $     (0.20)
Weighted average number of common
  Shares outstanding:
    Basic                                              1,876,227      1,849,083
                                                     ===========    ===========
    Diluted                                            2,207,051      2,176,573
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                         NACO INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                        Three months ended
                                                   -----------------------------
                                                    February 29      February 28
                                                    -----------      ----------
                                                       2000             1999
Cash flows from operating activities
  Net income (loss)                                   $ 153,708       $ (16,566)
  Adjustments to reconcile
   net income (loss) to
   net cash provided by (used in)
   operating activities:
     Depreciation                                        76,337          82,928
     Amortization                                         4,811            --
     Deferred income taxes                               77,200            --
   (Increase) decrease in:
     Accounts receivable, net                          (288,370)       (564,503)
     Receivable from related parties                     (4,433)        (51,691)
     Inventory                                            2,860          34,982)
     Other                                               (9,108)         14,090
   Increase (decrease) in:
     Accounts payable                                   711,374
                                                                       (109,946)

     Accrued expenses                                    57,571          30,298
     Income taxes payable                                  --              (100)
                                                      ---------       ---------
   Net cash provided by
     (used in) continuing activities                    (38,469)        240,812

   Net cash provided by (used in)
     discontinued activities                               --          (265,243)
                                                      ---------       ---------

 Net cash provided by (used in)
     operating activities                               (38,469)        (24,431)

Cash flows from investing activities
  Net change  property and equipment                       (577)        (18,618)
  Loan to related parties                                  --          (102,050)
  Investment in intangible
    and other assets                                       --           169,610
                                                      ---------       ---------
        Net cash provided by
         (used in) investing activities                    (577)         48,942

Cash flows from financing activities
  Net change in line of credit                          303,768               0
  Increase in related party loan                              0             401
  Payments on long-term debt                            (48,625)        (68,852)
  Payment of Preferred Stock Dividends                        0               0
        Net cash provided by
         (used in) financing activities                 255,143         (68,451)
                                                      ---------       ---------
Increase (decrease) in cash                             216,097         (43,940)

        Cash, beginning of period                        58,073          97,428
                                                      ---------       ---------
        Cash, end of period                           $ 274,170       $  53,488
                                                      =========       =========

See Notes to Consolidated
  Financial Statements
Supplemental disclosures:
    Income taxes paid                                 $     900       $       0
    Interest Paid                                     $  61,093       $  44,939

                             NACO INDUSTRIES, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                               February 29, 2000



NOTE A - BASIS OF PRESENTATION
Management has elected to omit substantially all footnotes to these unaudited consolidated quarterly financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2000. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999.

NOTE B - INVENTORY
     Inventory consists of the following:


                                                February 29,      November 30,
                                                   2000              1999
                                                -----------      -------------
Raw Materials                                   $  183,959       $  168,389
Finished Goods                                     341,641          360,072
                                                -----------      -------------

                  Total                         $  525,600       $  528,461



NOTE C - DIVIDENDS
         Dividends on the preferred stock are cumulative at 7%. At February 29, 2000, the cumulative amount of dividends accrued was $173,397. Of this amount, $173,397 was in arrears.

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

NOTE E - PREFERRED STOCK AND WARRANTS

         There were no shares of capital stock sold or warrants exercised during the first quarter of 2000.

NOTE F - DEBT AND LOAN AGREEMENTS

         At February 29, 2000, the outstanding balance of the Company's revolving line of credit was $1,091,566. This line of credit was entered into on April 22, 1999 with Wells Fargo Business Credit. The amounts, available under the facility, are based on a percentage of accounts receivable and inventories. This line of credit matures April 30, 2002.

         Also, on April 22, 1999, a second facility was closed with Webbank Corporation. This facility was for $1,100,000. It is secured by current assets, property and equipment, and life insurance. It is payable with interest at 1.5% over prime and matures April 30, 2014.

NOTE G - RELATED PARTY OPERATING LEASES

         In December, 1999 the Company entered into two related-party lease agreements with PVC, Inc., a company owned by Verne Bray, the President, Chairman of the Board, and majority stockholder of the Company. The terms of the leases are for a period of five years commencing December 1999. Rentals begin at $13,500 per month for the land and building, and $9,500 per month for various pieces of equipment. Upon each annual anniversary date, the monthly rentals for each lease shall be adjusted by the amount of any increase in the Consumer Price Index over the preceding year. The previous lease for land, building and equipment, which was executed by the Company and Mr. Bray and expired December 31, 1999, required lease payments of $9,300 per month. The lease amounts were negotiated at the fair-market rental value and approved by Company's Board of Directors.

NOTE H - PROVISION FOR INCOME TAXES

         The Company has loss carry-overs from previous fiscal years of $489,700, which is stated on the balance sheet as an asset. Due to the loss carry-overs it is anticipated that no income taxes will be owed at year-end. However according to gap, when income is generated, the tax-deferred asset should be reduced and a tax provision should be shown on the income statement. To estimate the tax provision for the three months ended 2/29/2000, a marginal tax rate of 34% was used. The tax provision was rounded to $78,000 for the period.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction

NACO Industries, Inc. ("NACO" or the "Company") is a manufacturing company, which produces and sells polyvinyl chloride "PVC" and composite products. The Company's primary line of business consists of manufacturing PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), as well as molded fittings (4" though 10" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter).

Results of Operations

     The following discussion relates to the three months ended February 29, 2000 and February 28, 1999, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended February 29, 2000 and February 28, 1999 are referred to as 1Q00 and 1Q99, respectively. Readers are cautioned that results of operations for the three months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2000.

     Overview. The Company sustained an operating profit before taxes of $231,708 for 1Q00 compared to an operating loss of $(16,566) for 1Q99. Gross margin as a percentage of sales for 1Q00 and 1Q99 was 41.7% and 38.8%, respectively. The improvement in the Company's operating profit and gross margins was mainly due to a 34.9% increase in net sales and to improvements in manufacturing processes. (explained below).

     Net Sales: Net sales for 1Q00 increased by 34.9% to $2,197,038, compared to net sales of $1,629,027 for 1Q99. There are several factors that contributed to increased sales. The agricultural market has been stronger during the past year and this trend continued during the first quarter of fiscal year 2000. The Company's increased manufacturing capacity and throughput has decreased the average delivery times, resulting in a quicker turnaround to the Company's distributors than many of the Company's competitors have been able to offer. The Company increased prices on it's products by 5% in October 1999 and has implemented another 5% price increase effective April 1, 2000 to offset the continuing rise in raw material prices.

     Gross Margin. Gross margin as a percentage of sales for 1Q00 and 1Q99 was 41.7% and 38.8%, respectively. The margin has increased mainly due to improved manufacturing efficiencies and sales volume. Increases in raw material costs during the past year have continued to put downward pressure on the Company's gross margin. Raw material prices continued to rise during 1Q00. Raw materials as a percentage of sales for 1Q00 and 1Q99 was 37.7% and 31.8% respectively. The Company increased prices on it's products by 5% in October 1999 and has implemented another 5% price increase effective April 1, 2000 to offset this continuing rise in raw material prices. Labor and related expenses increased 20.8% or $65,005 from 1Q99 to 1Q00 mainly due to 34.9% increases in production of product and to an average of 3.5% increase in wages, effective December 1, 1999. Rent expense increased 145.7% or $43,385 from 1Q99 1Q00 primarily due lease payments associated with lease agreements with PVC, Inc. The terms of the leases are for a period of five years commencing December 1999. Rentals begin at $13,500 per month for the land and building, and $9,500 per month for various pieces of equipment. Upon each annual anniversary date, the monthly rentals for each lease shall be adjusted by the amount of any increase in the Consumer Price Index over the preceding year. The previous lease for land, building and equipment, which was executed by the Company and Mr. Bray and expired December 31, 1999, required lease payments of $9,300 per month. The lease amounts were negotiated at the fair-market rental value and approved by Company's Board of Directors. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed.

     Selling: Selling expenses were 16.5% of net sales for 1Q00, compared to 19.7% for 1Q99. The decrease in selling expenses as a percentage of sales was mainly due to increased sales volume. In actual dollars, selling expenses increased $40,081, or 12.5%, from 1Q998 to 1Q00. Commission expense decreased
 .1% on net sales, but increased $11,924 mainly due to increased commissions attributable to increased sales. Shipping supplies increased as a percentage of sales from 1.7% in 1Q99 to 1.8% in 1Q00 or $11,830 mainly due to higher shipping volumes. Freight out decreased as a percentage of net sales from 6.8% in 1Q99 to 4.8% in 1Q00 mainly due to higher sales volume and partially due to receiving quantity discounts on freight on larger shipments.

     General and administrative: General and administrative expenses represented 11.7% of net sales for 1Q00, compared to 15.8% for 1Q99. The decrease was mainly due to increased sales volume. Overall, general and administrative expenses remained relatively even in dollars at $256,708 and $257,066 for 1Q99 and 1Q00, respectively. R & D expenses decreased $13,814 mainly because of the departure of the Company's engineer that was not replaced. Salaries, as a percentage of net sales, decreased from 9.1% in 1Q99 to 5.9% in 1Q00 mainly due to three factors. 1) Increased sales. 2) The executive officers received no increase in pay this past year and 3) a voluntary reduction in the salary of the CEO. Lease expenses increased $3,159 due to new lease agreements between NACO Industries, Inc. and PVC Inc.

     Other: Other expenses/revenues were 3.1% for 1Q00, compared to 4.3% for 1Q99 mainly due to increased sales volume. Interest expense went from 4.4% in 1Q99 to 3.7% in 1Q00. Interest increased $9,617 from 1Q99 to 1Q00 mainly due to increased borrowings. The effective interest rates (interest expense divided by the average debt balance for the period) for 1Q00 and 1Q99 were 10.16% and 9.87%, respectively.

Liquidity and Capital Resources

         The Company's principal sources of liquidity have been cash from operations, credit facilities and equity financing. Cash used in operating activities was $42,735 in 1Q00. Cash as of February 29, 2000 was $274,170, up $220,682 from November 30, 1999.

         With the loss incurred by the Company during the fiscal year ended 11/30/99 primarily as a result of the discontinued NACO Composites operation, the Company's working capital position had been reduced significantly. The Company's liquidity position has improved during 1Q00 due to strong sales and profits for the quarter. The Company decreased trade payables by $158,928 from November 30, 1999 to February 29, 2000. At November 30, 1999, the Company was out over 90 days on trade payables, due principally to a lack of operating funds. As of February 29, 2000, the Company's 90 days trade payables had been reduced by $208,027 to $55,472. As of April 7, 2000, the Company had $40,086 in past due payables.

         At February 29, 2000, the outstanding balance of the Company's revolving line of credit was $1,091,566. This line of credit was entered into on April 22, 1999 with Wells Fargo Business Credit. The amounts available under the facility are based on a percentage of accounts receivable and inventories. It matures April 30, 2002.

         Also, on April 22, 1999, a second facility was closed with WebBank Corporation. This facility was for $1,100,000. It is secured by current assets, property and equipment, and life insurance. It is payable with interest at 1.5% over prime and matures April 30, 2014. On November 30, 1999, the Company was in default of WebBank's loan covenants. In a letter dated February 18, 2000, WebBank provided a waiver that extended a grace period to the Company with respect to meeting certain ratio requirements and advances to affiliates until August 31, 2000. The waiver also extended a grace period for the debt-worth requirement until November 30, 2000. The Company received a waiver of the default and has been given a twelve-month grace period.

         The Company currently has plans to spend up to $150,000 in capital expenditures to update and expand its operations on the condition of securing a new line of credit and restructuring its term debt as described above.

         Management believes that with its capital resources on hand at February 29, 2000, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

Factors Affecting Future Results

         The Company's operating results are subject to certain risks that could adversely affect the Company's operating results and its ability to operate profitably. The Company's operating results could be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials, changes in economic conditions in its markets, unanticipated expenses or events and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds   none

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits.  The following are filed as exhibits to this Report.

Regulation S-K

Exhibit
No.      Description
---      -----------
10.11    Indemnification Agreement
10.12    Commercial Property Lease Agreement
10.13    Equipment Lease Agreement
10.14    Loan Documents - WebBank
10.15    Loan Documents - Wells Fargo Business Credit
27       Financial Data Schedule

  (b)  Reports on Form 8-K.  None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant

By       /s/VERNE E. BRAY                                  April 13, 2000
   -----------------------------------------               ---------------
         Verne E. Bray                                        Date
         President


By       /s/ JEFFREY J. KIRBY                              April 13, 2000
   -----------------------------------------              ---------------
         Jeffrey J. Kirby                                     Date
         xecutive Vice President/Treasurer