Form 10QSB
period 2000-05-31
NACO INDUSTRIES INC
filed 2000-07-17
CIK 931585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 31,2000

 [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 Commission File number 33-85044-d

                              NACO Industries, Inc.
--------------------------------------------------------------------------------

        (Exact Name of small business issuer as specified in its charter)

                      Utah                              48-0836971
              -----------------------          -----------------------------
             (State of Incorporation)          (IRS Employer Identification)

                     395 West 1400 North, Logan, Utah 84341
                     --------------------------------------
               (Address of principal executive offices)(Zip Code)


                   Registrant's Telephone Number 435-753-8020
--------------------------------------------------------------------------------


         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days. Yes   X       No
                            ---          ---

As of May 31, 2000, the Registrant had 1,902,268 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format      Yes     No  X
                                                            ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
--------------------------------------------------------------------------------

See attached Consolidated Financial Statements

                              NACO Industries, Inc.
                              FINANCIAL STATEMENTS
                                  May 31, 2000

                              NACO INDUSTRIES, INC.
                              ---------------------
                                 BALANCE SHEETS
                                 --------------

                                                                       May              November 30
                                                                ----------------       -----------------
                                                                      2000                  1999
                                                                ----------------       -----------------
                                                                   (Unaudited)           (Audited)
ASSETS
-------
Current assets:
  Cash                                                           $   139,313              $    58,073
  Accounts receivable, net of allowance for doubtful
    accounts of $79,791 and $67,753, respectively                    963,065                  862,913
  Due from related parties                                            41,933                   38,385
  Inventory                                                          537,799                  528,461
  Other current assets                                               104,044                   41,283
  Deferred income taxes                                                  --                   153,900
                                                                 -----------              -----------

       Total current assets                                        1,786,154                1,683,015
                                                                 -----------              -----------

Property and equipment:
  Land                                                                40,700                   40,700
  Buildings and improvements                                         610,038                  610,038
  Equipment and vehicles                                           2,752,151                2,805,455
  Equipment construction in process                                    6,083
                                                                 -----------              -----------

       Total property and equipment                                3,408,972                3,456,193

  Less - accumulated depreciation                                 (2,231,322)              (2,076,200)
                                                                 -----------              -----------

       Net property and equipment                                  1,177,650                1,379,993
                                                                 -----------              -----------

Other assets:
  Accounts receivable from related parties                           327,232                  311,231
  Intangible and other assets, net of accumulated
  Amortization of $22,452 and 12,830, respectively                   158,088                  167,711
  Deferred income taxes, net of allowance of $80,000                 255,800                  255,800
                                                                 -----------              -----------

       Total other assets                                            741,120                  734,742
                                                                 -----------              -----------

Total assets                                                     $ 3,704,924              $ 3,797,750
                                                                 ===========              ===========



                        See Notes to Financial Statements

                              NACO INDUSTRIES, INC.
                              ---------------------
                                 BALANCE SHEETS
                                 --------------


                                                                                May 31                  November 30
                                                                            ----------------        ----------------
                                                                                 2000                     1999
                                                                            ----------------        ----------------
                                                                                (Unaudited)             (Audited)
LIABILITIES:
Current liabilities:
  Accounts payable                                                            $   370,685             $   769,056
  Accrued expenses                                                                196,272                 231,720
  Due to related parties                                                           10,028                  15,311
  Line of credit                                                                1,001,267
  Current portion of long-term obligations                                         74,522                  81,700
                                                                              -----------             -----------

       Total current liabilities                                                1,652,774               1,097,787
                                                                              -----------             -----------

Long-term liabilities:
  Warranty obligation                                                              48,000                  48,000
  Long-term obligations, less current portion                                   1,025,887               1,928,763
                                                                              -----------             -----------

       Total long-term liabilities                                              1,073,887               1,976,763
                                                                              -----------             -----------

       Total liabilities                                                        2,726,661               3,074,550
                                                                              -----------             -----------

Stockholders' equity:
Common stock, $.01 par value, 10,000,000 shares authorized; 1,902,268
shares and 1,902,268 shares issued respectively                                    19,023                  19,023
Preferred Stock,  7% Cumulative, convertible  $3.00 par value,
330,000 shares authorized, 165,412 and 165,412 shares issued respectively (Aggregate liquidation preference $1,165,869 and
$1,131,418 respectively)                                                          496,236                 496,236
Additional paid-in capital                                                      1,018,284               1,018,284
Accumulated deficit                                                              (555,280)               (810,343)
                                                                              -----------             -----------

       Total stockholders' equity                                                 978,263                 723,200
                                                                              -----------             -----------

Total liabilities and Stockholders' equity                                    $ 3,704,924             $ 3,797,750
                                                                              ===========             ===========



                        See Notes to Financial Statements

                              NACO INDUSTRIES, INC.
                              ---------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                                   (UNAUDITED)
                                   -----------

                                                                  Three months ended                     Six months ended
                                                       --------------------------------------    ----------------------------------
                                                                 May 31         May 31                 May 31          May 31
                                                                  2000           1999                   2000            1999
                                                       -------------------   ----------------    ---------------     --------------
Sales, net                                                   $ 2,360,625    $ 2,415,231             $ 4,557,662    $ 4,044,258

Cost of goods sold                                             1,359,778      1,142,916               2,640,504      2,139,809
                                                             -----------    -----------             -----------    -----------

       Gross profit                                            1,000,847      1,272,315               1,917,158      1,904,449

Operating expenses:
  Selling expenses                                               442,719        479,404                 804,250        800,855
  General and administrative expenses                            298,119        239,579                 555,186        496,287
                                                             -----------    -----------             -----------    -----------

       Total operating expenses                                  740,838        718,983               1,359,436      1,297,142

       Income (loss) from operations                             260,009        553,332                 557,722        607,307

Other income (expense):
  Interest income                                                    142            381                     842            816
  Other                                                           10,569           --                    24,457           --
  Interest expense                                               (92,661)       (99,033)               (173,254)      (170,009)
                                                             -----------    -----------             -----------    -----------

       Total other income (expense)                              (81,950)       (98,652)               (147,955)      (169,193)
                                                             -----------    -----------             -----------    -----------

Income (loss) before income taxes                                178,059        454,680                 409,767        438,114

Income tax (expense) benefit                                     (76,700)      (171,414)               (154,700)      (165,169)

                                                             -----------    -----------             -----------    -----------

       Net income (loss)                                         101,359        283,265                 255,067        272,945

Adjustment for preferred dividends in arrears                   (173,397)      (103,723)               (173,397)      (103,723)
                                                             -----------    -----------             -----------    -----------
Income (loss) from continuing operations to
Common Stockholders                                              (72,038)       179,542                  81,670        169,222

Discontinued Operations:
Loss from operations of discontinued segment, net
of income tax benefits                                              --         (158,195)                   --         (429,683)
                                                             -----------    -----------             -----------    -----------
Adjusted net income (loss) to common stockholders            $   (72,038)   $    21,348             $    81,670    $  (260,461)
                                                             ===========    ===========             ===========    ===========

Earnings (loss) per common share Basic:

  Earnings (loss) from continuing operations                 $     (0.04)   $      0.09             $      0.04    $      0.09
  Earnings (loss) from discontinued operations                         $    $      (.08)                      $    $      (.23)
  Net Earnings (loss)                                        $     (0.04)   $      0.01             $      0.04    $     (0.14)

Earnings (loss) per common share Diluted:

  Earnings (loss) from continuing operations                 $     (0.04)   $      0.08             $      0.04    $      0.09
  Earnings (loss) from discontinued operations                         $    $      (.07)                      $    $      (.23)
    Earnings (loss) from net income                          $     (0.04)   $      0.01             $      0.04    $     (0.14)

Weighted average number of common
  shares outstanding:
    Basic                                                      1,902,268      1,876,227               1,902,268      1,876,227
    Diluted                                                    2,233,092      2,207,051               2,233,092      2,207,051


                        See Notes to Financial Statements

                              NACO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six months ended
                                                                         ---------------------------------------------
                                                                              May 31                        May 31
                                                                               2000                          1999
                                                                         ---------------------      ------------------
Cash flows from operating activities
  Net income (loss)                                                       $   255,067                    $   272,945
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                             163,661                        160,412
     Amortization                                                               9,622                          3,207
     Deferred income taxes                                                    153,900                           --
   (Increase) decrease in:
     Accounts receivable, net                                                (100,153)                      (555,194)
     Receivable from related parties                                              336                       (204,739)
     Inventory                                                                 (9,339)                         7,978
     Other                                                                    (62,762)                        27,480
   Increase (decrease) in:
     Accounts payable                                                        (446,371)                       706,266
     Accrued expenses                                                          12,552                        (55,530)
     Income taxes payable                                                        --                             (100)
                                                                          -----------                    -----------


Net cash provided by (used in) continuing activities                          (23,487)                       362,725

Net cash provided by (used in) discontinued activities                           --                         (429,683)
                                                                          -----------                    -----------

Net cash provided by (used in) operating activities                           (23,487)                       (66,958)
                                                                          -----------                    -----------

Cash flows from investing activities
  Net change  property and equipment                                          (16,827)                       (16,842)
  Loan to related parties                                                     (16,001)                          --
  Investment in intangible and other assets                                      --                           60,395
                                                                          -----------                    -----------

Net cash provided by (used in) investing activities                           (32,828)                        43,553
                                                                          -----------                    -----------

Cash flows from financing activities
  Net change in line of credit                                                213,469                       (368,847)
  Decrease in related party loan                                               (5,283)                             0
  Payments on long-term debt                                                  (70,631)                      (681,986)
  Proceeds from long-term loans                                                  --                        1,018,529
                                                                          -----------                    -----------

Net cash provided by (used in) financing activities                           137,555                        (32,304)
                                                                          -----------                    -----------

Increase (decrease) in cash                                                    81,240                        (55,709)

        Cash, beginning of period                                              58,073                         97,428
                                                                          -----------                    -----------

        Cash, end of period                                               $   139,313                    $    41,719
                                                                          ===========                    ===========

                        See Notes to Financial Statements

         NACO INDUSTRIES, INC.Notes to Financial Statements (Unaudited)
         --------------------------------------------------------------
                                  May 31, 2000
                                  ------------


NOTE A - INTERIM FINANCIAL STATEMENTS
-------------------------------------
In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting only of normal recurring accruals) to present fairly the financial position of NACO Industries Inc. (the "Company") as of May 31, 2000, the results of its operations for the three months and six months ended May 31 1999 and 2000, and its cash flows for the six months ended May 31, 2000 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. Operating results for the six-month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2000.

The Company's results of operations for the three month and six month periods ending May 31, 1999 have been restated to reflect the discontinued operations of the Company's wholly owned subsidiary, NACO Composites, Inc. The results of operations of the discontinued segment are shown separately as discontinued operations, net of applicable income taxes.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999.


NOTE B - INVENTORY
------------------
Inventory consisted of the following:


                                          May 31,          November 30,
                                           2000               1999
                                           ----               ----

Raw materials                        $     246,764          187,813
Finished goods                             371,035          401,608
Less - valuation allowance                 (80,000)         (60,960)
                                           -------          -------

                  Total              $     537,799          528,461
                                           =======          =======


NOTE C - DIVIDENDS
------------------
Dividends on the preferred stock are cumulative at 7%. At May 31, 2000, the cumulative amount of dividends accrued was $173,397. Of this amount, $173,397 was in arrears.


NOTE D - EARNINGS PER SHARE
---------------------------
The Company has adopted SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. No restatement was required for prior year's earnings per share figures to conform to the new standard. Basic earnings per common share are calculated by dividing adjusted net income by the average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share of common stock assumes the dilative effect of the Company's cumulative preferred stock, options and warrants. During the six month period ending May 31, 2000, the market price did not exceed the option price for the outstanding options and warrants and therefore no dilution occurred. When conversion of potential common shares has an anti-dilutive effect, no conversion is assumed in the diluted earnings per share calculation.

         NACO INDUSTRIES, INC.Notes to Financial Statements (Unaudited)
         --------------------------------------------------------------
                                  May 31, 2000
                                  ------------


NOTE E - PREFERRED STOCK AND WARRANTS
-------------------------------------
There were no shares of capital stock sold or warrants exercised during the three months ending May 31, 2000.


NOTE F - DEBT AND LOAN AGREEMENTS
---------------------------------
At May 31, 2000, the outstanding balance of the Company's revolving line of credit was $1,001,267. This line of credit was entered into on April 22, 1999 with Wells Fargo Business Credit. The amounts, available under the facility, are based on a percentage of accounts receivable and inventories. This line of credit matures April 30, 2002. As of May 31, 2000 the Company was technically not in compliance with the "Minimum [Pre-tax] Net Income" covenant and the "Minimum Net Worth" covenant. The $1,001,267 line of credit balance has been classified as current because of the technical non-compliance. The Company is working with Wells Fargo Credit to reset the covenants.



NOTE G - STOCK OPTIONS
----------------------
In May 2000, the Company granted a non-qualified stock option for $20,000 shares to Jack Prust, a new director of the Company. The options vested on the grant date, and are exercisable anytime while serving as a director for up to ten years. The options have an exercise price of $3.00.



NOTE H - RELATED PARTY OPERATING LEASES
---------------------------------------
In December 1999, the Company entered into two related-party lease agreements for land, building and equipment with PVC, Inc., a company owned by Verne Bray, the President, Chairman of the Board, and majority stockholder of the Company. The terms of the leases are for a period of five years commencing December 1999. Rentals begin at $13,500 per month for the land and building, and $9,500 per month for various pieces of equipment. Upon each annual anniversary date, the monthly rentals for each lease shall be adjusted by the amount of any increase in the Consumer Price Index over the preceding year. The previous lease for land, building and equipment, which was executed by the Company and Mr. Bray and expired December 31, 1999, required lease payments of $9,300 per month. The lease amounts were negotiated at the fair-market rental value and approved by Company's Board of Directors.

In March 2000, Mr. Verne Bray, Chairman of the Board and CEO, signed an indemnification agreement to hold the Company harmless for funds paid on behalf of Rimshot, a limited liability company owned by a son of Mr. Bray. The agreement covers $259,144 of costs advanced to Rimshot for startup operations, and $52,087 for principal and interest payments made on leased machinery used by Rimshot through November 30, 1999. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. After October 1, 2001, the note bears interest at the applicable federal rate. Pursuant to the indemnification agreement, Mr. Bray conveyed to the Company a security interest in all PVC. Inc. lease receivables from the Company. The board of directors approved the Company's execution of the indemnification agreement. The Company also signed a security agreement with PVC, Inc. which allows the Company to offset payments due to PVC, Inc. in the event of default on the indemnification agreement.

The Company as paid as of May 31, 2000 an additional $16,001 for principle and interest payments on leased machinery used by Rimshot. This amount has been added to the amount recorded as due from Mr. Bray in accordance with the indemnification agreement.

In May 2000 one of the two lease agreements NACO has for equipment being used by Rimshot was transferred to PVC, Inc. a Company owned by Mr. Bray.

         NACO INDUSTRIES, INC.Notes to Financial Statements (Unaudited)
         --------------------------------------------------------------
                                  May 31, 2000
                                  ------------


NOTE I - PROVISION FOR INCOME TAXES
-----------------------------------
The Company has loss carryforwards from previous fiscal years of approximately $1,285,000 that may be applied against future taxable income. These operating loss carryforwards expire in the years 2009 through 2020. The interim financial statements reflect a tax provision for net income to date and deferred tax assets have been adjusted accordingly.

NOTE J - CONTINGINCIES
----------------------
The Company is a defendant in a lawsuit filed by one of its former employees who owned a building that had been leased by the Company. The suit asks for damages of approximately $41,000. The Company believes the suit is completely without merit and has filed a counter-suit and intends to vigorously defend its position.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Introduction
NACO Industries, Inc. ("NACO" or the "Company") is a manufacturing company, which produces and sells polyvinyl chloride "PVC" and composite products. The Company's primary line of business consists of manufacturing PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), as well as molded fittings (4" though 10" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufactures and sells PVC valves (4" through 12" in diameter).


Results of Operations
     The following discussion relates to the three months and six months ended May 31, 2000 and May 31, 1999, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended May 31, 2000 and May 31, 1999 are referred to as 2Q00 and 2Q99, respectively. The six months ended May 31, 2000 and May 31,1999 are referred to as 6M00 and 6M99, respectively. Readers are cautioned that results of operations for the three and six months periods ended May 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2000.

     Overview. The Company sustained an operating profit after taxes of $101,359 for 2Q00 compared to an operating profit after taxes of $283,265 for 2Q99. Gross margin as a percentage of sales for 2Q00 and 2Q99 was 42.4% and 52.7%, respectively. The reduction in the Company's operating profit and gross margins was mainly due to two factors. 1) Management feels that a warm mild winter resulted in a shift of sales to the first quarter that normally would have been placed in the second quarter and 2) Increases in raw material costs during the past year have continued to put downward pressure on the Company's gross margin. (explained below).

     Net Sales: Net sales for 2Q00 decreased by 6.6% to $2,360,625, compared to net sales of $2,415,231 for 2Q99. There are several factors that contributed to decreased sales. Management feels that a warm mild winter resulted in a shift of sales to the first quarter that normally would have been in the second quarter. Net sales for 1Q00 were $2,197,038, up $568,011 from $1,629,027 in 1Q99. For
6M00, net sales were $4,557,662, up $513,404 from 6M99. Management believes these results reflect an increase in overall sales, but that an apparent shift from 2Q00 to 1Q00 has occurred. Another factor that may have contributed is the increase in the price of PVC pipe from 2Q99 to 2Q00. Marketing reports indicate that bigger projects may have been postponed or cancelled due to higher costs. The market has been strong during the past year, but appears to be softening. The Company increased prices on its products by 5% in October 1999 and implemented another 5% price increase effective April 1, 2000 in an effort to mitigate the continuing rise in raw material prices.

     Gross Margin. Gross margin as a percentage of sales for 2Q00 and 2Q99 was 42.2% and 52.7%, respectively. Margins decreased mainly due to increases in raw material costs, labor and rent. Raw material prices continued to rise during 2Q00. Raw materials as a percentage of sales for 2Q00 and 2Q99 were 30.4% and 23.9% respectively. The Company increased prices on its products by 5% in October 1999 and another 5% effective April 1, 2000 to help offset this continuing rise in raw material prices. However, because of competitive pressure the Company hasn't been able to raise prices sufficiently to completely offset the rise in raw material costs. Labor and related expenses increased 3.0%, or $11,917, from 2Q99 to 2Q00 mainly due to an average of 3.5% increases in wages, effective December 1, 1999. Rent expense as a percentage of net sales for 2Q00 and 2Q99 was 3.0% and 1.6% respectively. Rent expense increased 86.2% or $32,527 from 2Q99 to 2Q00 primarily due to lease payments associated with lease agreements with PVC, Inc. Verne Bray, the Chairman of the Board and Chief Executive Officer of the Company is the principal shareholder of PVC, Inc. The terms of the leases are for a period of five years commencing December 1999. Rentals begin at $13,500 per month for the land and building, and $9,500 per month for various pieces of equipment. Upon each annual anniversary date, the monthly rentals for each lease shall be adjusted by the amount of any increase in the Consumer Price Index over the preceding year. The previous lease for land, building and equipment, which was executed by the Company and Mr. Bray and expired December 31, 1999, required lease payments of $9,300 per month. The lease amounts were negotiated at rates considered by the Company's Board of Directors to represent the fair-market rental value and were approved by the Company's Board of Directors. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed.

     Selling: Selling expenses were 18.8% of net sales for 2Q00, compared to 19.9% for 2Q99. In actual dollars, selling expenses decreased $36,686, or 7.7%, from 2Q99 to 2Q00. The decrease in selling expenses as a percentage of sales was mainly due to decreased freight costs. Freight as a percentage of net sales for 2Q00 and 2Q99 was 6.9% and 7.9% respectively, partially due to receiving quantity discounts on freight on larger shipments. Commission expense decreased
 .2% on net sales, mainly due to a higher percentage of sales to in house accounts where a lower commission is paid.

     General and administrative: General and administrative expenses represented 12.6% of net sales for 2Q00, compared to 9.9% for 2Q99. The increase was mainly due to decreased sales volume and an increase in legal and outside consulting fees. Overall, general and administrative expenses increased $58,540 from $239,579 to $298,119 from 2Q99 to 2Q00. Legal, accounting and outside services as a percentage of net sales was 1.2% and 3.5% for 2Q99 and 2Q00 respectively. The increase in dollars for legal, accounting and outside services was $55,069 from 2Q99 to 2Q00. During 2Q00 the Company's management hired a consulting firm to identify opportunities to reduce operating expenses, increase efficiencies and improve management training. Legal expenses also increased $4,868, mainly due to legal expenses occurred to defend against two law suits filed against the Company by a former vendor and a former landlord. (See Part II, Item 1 for details on these law suits) R & D expenses decreased $4,369 mainly because of the departure of the Company's only engineer that was not replaced. Management believes that the Company can out source its engineering requirements in the future. Salaries, as a percentage of net sales, decreased from 6.4% in 2Q99 to 5.3% in 2Q00 mainly due to two factors: 1) The executive officers received no increase in pay this past year and 2) a voluntary reduction in the salary of the CEO. Lease expenses increased $4,022 due to new lease agreements between NACO Industries, Inc. and PVC Inc.

     Other: Other expenses/revenues were 3.5% for 2Q00, compared to 4.1% for 2Q99 mainly due to $10,569 in lease revenue from equipment leased to Rimshot LLC, a related party. Interest expense went from 4.1% in 2Q99 to 3.9% in 1Q00. Interest decreased $6,372 from 2Q99 to 2Q00 mainly due to decreased borrowings. The effective interest rates (interest expense divided by the average debt balance for the period) for 6M00 and 6M99 were 11.94% and 15.14%, respectively.


Liquidity and Capital Resources

         The Company's principal sources of liquidity have been cash from operations, credit facilities and equity financing. Cash provided in operating activities was $4,626 in 2Q00. Cash as of May 31, 2000 was $139,313, up $81,240
from November 30, 1999.

         With the loss incurred by the Company during the fiscal year ended 11/30/99 primarily as a result of the discontinued NACO Composites operation, the Company's working capital position was reduced significantly. The Company's liquidity position improved during 6M00, due primarily to increased sales and net income for the period. The Company decreased trade payables by $398,374 from November 30, 1999 to May 31, 2000. At November 30, 1999, the Company was out over 90 days on trade payables, due principally to a lack of operating funds. As of May 31, 2000, the Company was current on its trade payables.

         At May 31, 2000, the outstanding balance of the Company's revolving line of credit was $1,001,267. This line of credit was entered into on April 22, 1999 with Wells Fargo Business Credit. The amounts available under the facility are based on a percentage of accounts receivable and inventories. It matures April 30, 2002. As of May 31, 2000 the Company was technically not in compliance with the "Minimum [Pre-tax] Net Income" covenant and the "minimum net worth" covenant. The covenant pre-tax income was $515,000 and the Company's actual pre-tax net income was $409,767. The minimum net worth covenant was $1,000,000; the company's actual net-worth was $978,263. The Company is working with Wells Fargo Credit to reset the covenants.

         Also, on April 22, 1999, a second facility was closed with WebBank Corporation. This facility was for $1,100,000. It is secured by current assets, property and equipment, and life insurance. It is payable with interest at 1.5% over the banks prime rate and matures April 30, 2014. On November 30, 1999, the Company was in default of WebBank's loan covenants. In a letter dated February 18, 2000, WebBank provided a waiver that extended a grace period to the Company with respect to meeting certain ratio requirements and advances to affiliates until August 31, 2000. The waiver also extended a grace period for the debt-worth requirement until November 30, 2000. The Company received a waiver of the default and has been given a twelve-month grace period.

         The Company currently has plans to spend up to $150,000 in capital expenditures to update and expand its operations on the condition that in so doing it will not adversely effect loan covenants.

         Management believes that its capital resources on hand at May 31, 2000, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
                  Item 1--Lund Engineering.: During its fiscal year ending November 30, 1999, and in the ordinary course of its business, NACO Industries, Inc. (Company) entered into a series of contracts with a Contractor in Bountiful, Utah known as WCI, LLC ("WCI"), for the manufacture of various premanufactured fiberglass materials and parts to be used in construction. In order to meet its contract requirements, the Company outsourced production under these contracts to a subcontractor known as LUND ENGINEERING AND MANUFACTURING, Inc., a Utah corporation in Salt Lake City ("LUND"). As of November 30, 1999 the Company had timely paid all of the LUND invoices submitted to it for jobs performed by LUND, and believed that it had paid for such work in full. However, on December 31, 1999, LUND forwarded to the Company a demand for approximately $70,000 of additional amounts which it claimed, based upon invoices dated December 31, 1999, and pertaining to jobs performed and completed much earlier in the year. The majority of LUND's claims appear to be based on overtime it claims that it was required to work for the Company's jobs, and for which it claims it was entitled because a Company employee allegedly agreed that the Company would pay it.

                  During the spring of 2000, Lund has filed a number of materialmen's or mechanics liens against the properties where these materials were supplied. Also, WCI, with whom the Company was contracting on these projects, withheld substantial payments to the Company. Accordingly, in an effort to resolve this matter, the Company has now entered into an Arbitration Agreement, effective May 15, 2000, with Lund, whereby this dispute has been submitted to arbitration. In connection with the arbitration, all of the various mechanics' and materialmen's liens were released; and, in exchange for the deposit into escrow of $64,478.70 by WCI, the Company and WCI have entered into a mutual release of claims against each other pertaining to this project. This matter has now been submitted to arbitration before the American Arbitration Association, and the Company's legal council hopes to be scheduling the dates for arbitration in the near future. Management and its legal council are still of the opinion that the funds in escrow are properly the funds of the Company, and that the Company should be entitled to substantially all of such funds; and, the Company in addition is asserting counterclaims against Lund, but management does not believe that Lund has the financial capacity to satisfy any significant judgment. The Company is primarily seeking the release of the escrowed funds in the arbitration to NACO.

                  Item 2--Draegers: In October of 1996, NACO COMPOSITES, INC., a wholly owned subsidiary of NACO Industries, Inc., entered into a lease agreement for the use of a building in Ogden, Utah as a manufacturing facility for the production of certain fiberglass products. That subsidiary has since been merged into NACO Industries, Inc., and the lease expired on September 30, 1999. In connection with that lease, Ronald and Rita Draeger, the owners and landlord of the property, have now filed suit against NACO Industries, Inc. in the Second District Court of Weber County, State of Utah on or about April 3, 2000 in the amount of $41,305, or the amount to be proven at Court, plus interest, costs of Court and a reasonable attorney's fee. NACO Industries, Inc. has in turn answered this lawsuit, and filed a Counterclaim against the Draegers on May 4, 2000 for an amount in excess of $240,000, based upon alleged agreements by Draegers to reimburse NACO for certain improvements made to the building, and based upon Draegers' alleged breach of contract for repudiating NACO's option to purchase the building, and for violation of covenant not to compete, and other miscellaneous damages. Although it may be too early in the litigation to predict the outcome, with discovery still to take place prior to any trial, it does not appear at this time that the Company has significant risk of liability for material amounts in this suit, aside from the cost of the litigation itself. It may be that the Company is responsible for certain repair, fix-up or clean-up expenses. Management is hopeful that this action can be settled by the parties' good faith efforts to resolve the matter before trial. Management and legal council believes that the Company has a reasonable basis for its defense to this action, and reasonable grounds for its Counterclaim.

Item 2 - Changes in Securities and Use of Proceeds   none




Item 5 - Other

         In the Company's Board meeting following the annual stockholders meeting held May 18,2000, the Board made the following changes in management. Verne Bray was named the Chairman of the Board and CEO. W. Michael Hopkins was named President. Jeff Kirby was name Executive Vice President and CFO.

Item 6 - Exhibits and Reports on Form 8-K

 Exhibit No.                                  Description
 -----------                                  -----------

(a)      Exhibits. The following are files as exhibits to this report.

27       Financial Data Schedule

(b)      Reports on Form 8-K.  None

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant

By   /s/ VERNE E. BRAY                                    July 12, 2000
   ----------------------------------                  ---------------
         Verne E. Bray                                    Date
         CEO  (Principal executive officer)


By   /s/ W. MICHAEL HOPKINS                               July 12, 2000
   ----------------------------------                  ---------------
         W. Michael Hopkins                               Date
         President


By   /s/ JEFFREY J. KIRBY                                 July 12, 2000
   ----------------------------------                  ---------------
        Jeffrey J. Kirby                                  Date
        Executive Vice President/CFO
       (Principal financial and accounting officer)