Form 10QSB
period 2000-08-31
NACO INDUSTRIES INC
filed 2000-10-13
CIK 931585

SEC File No. 33-85044-d

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2000

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 Commission File number 33-85044-d

                              NACO Industries, Inc.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)

                 Utah                                 48-0836971
                 ----                                 ----------
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

         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 31, 2000, the Registrant had 1,902,268 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.

          Transitional Small Business Disclosure Format Yes [ ] No [X]
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
--------------------------------------------------------------------------------
See attached Consolidated Financial Statements

                              NACO Industries, Inc.

                              FINANCIAL STATEMENTS

                                 August 31, 2000

                              NACO INDUSTRIES, INC.
                              ---------------------
                                 BALANCE SHEETS
                                 --------------

                                                         August         November
                                                           31,             30,
                                                          2000            1999
                                                       -----------    -----------
                                                       (Unaudited)     (Audited)
ASSETS
------
Current assets:
  Cash                                                 $    46,714    $    58,073
  Accounts receivable, net of allowance for doubtful
    accounts of $91,002 and $67,753, respectively          568,345        862,913
  Due from related parties                                  41,933         38,385
  Inventory                                                549,267        528,461
  Other current assets                                      36,390         41,283
  Deferred income taxes                                     90,050        153,900
                                                       -----------    -----------

       Total current assets                              1,332,699      1,683,015
                                                       -----------    -----------

Property and equipment:
  Land                                                      40,700         40,700
  Buildings and improvements                               610,038        610,038
  Equipment and vehicles                                 2,415,843      2,805,455
  Equipment construction in process                         11,644
                                                       -----------    -----------

       Total property and equipment                      3,078,225      3,456,193

  Less - accumulated depreciation                       (1,937,367)    (2,076,200)
                                                       -----------    -----------

       Net property and equipment                        1,140,858      1,379,993
                                                       -----------    -----------

Other assets:
  Accounts receivable from related parties                 327,232        311,231
  Intangible and other assets, net of accumulated
  amortization of $14,433 and 12,830, respectively         153,277        167,711
  Deferred income taxes, net of allowance of $80,000       230,400        255,800
                                                       -----------    -----------

       Total other assets                                  710,909        734,742
                                                       -----------    -----------

Total assets                                           $ 3,184,466    $ 3,797,750
                                                       ===========    ===========



                        See Notes to Financial Statements

                              NACO INDUSTRIES, INC.
                              ---------------------
                                 BALANCE SHEETS
                                 --------------

                                                                           August        November
                                                                             31,            30,
                                                                            2000           1999
                                                                        -----------    -----------
                                                                        (Unaudited)      (Audited)
LIABILITIES:
-----------
Current liabilities:
  Accounts payable                                                      $   397,010    $   769,056
  Accrued expenses                                                          195,734        231,720
  Due to related parties                                                     10,028         15,311
  Line of credit                                                            582,299
  Current portion of long-term obligations                                   74,522         81,700
                                                                        -----------    -----------

       Total current liabilities                                          1,259,593      1,097,787
                                                                        -----------    -----------

Long-term liabilities:
  Warranty obligation                                                        48,000         48,000
  Long-term obligations, less current portion                             1,004,865      1,928,763
                                                                        -----------    -----------

       Total long-term liabilities                                        1,052,865      1,976,763
                                                                        -----------    -----------

       Total liabilities                                                  2,312,458      3,074,550
                                                                        -----------    -----------

Stockholders' equity:
Common stock, $.01 par value, 10,000,000 shares authorized; 1,902,268
shares issued                                                                19,023         19,023
Preferred Stock, 7% Cumulative, convertible  $3.00 par value, 330,000 shares authorized, and 165,412 shares issued. (Aggregate liquidation
preference $1,200,891 and $1,131,418 respectively)                          496,236        496,236
Additional paid-in capital                                                1,018,284      1,018,284
Accumulated deficit                                                        (661,535)      (810,343)
                                                                        -----------    -----------

       Total stockholders' equity                                           872,008        723,200
                                                                        -----------    -----------

Total liabilities and Stockholders' equity                              $ 3,184,466    $ 3,797,750
                                                                        ===========    ===========



                        See Notes to Financial Statements

                              NACO INDUSTRIES, INC.
                              ---------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------

                                                         Three months ended             Nine months ended
                                                     August 31,      August 31,    August 31,     August 31,
                                                       2000            1999           2000           1999
                                                    -----------    -----------    -----------    -----------
Sales, net                                          $ 1,554,361    $ 1,752,679    $ 6,112,023    $ 5,796,937

Cost of goods sold                                      983,490        985,309      3,623,994      3,125,118
                                                    -----------    -----------    -----------    -----------

       Gross profit                                     570,871        767,370      2,488,029      2,671,819

Operating expenses:
  Selling expenses                                      382,354        401,335      1,186,604      1,202,190
  General and administrative expenses                   297,562        267,196        852,748        763,483
                                                    -----------    -----------    -----------    -----------

       Total operating expenses                         679,916        668,531      2,039,352      1,965,673

       Income (loss) from operations                   (109,045)        98,839        448,677        706,146

Other income (expense):
  Interest income                                         1,211            784          2,053          1,600
  Other                                                   3,977          2,237         28,434          2,237
  Interest expense                                      (67,050)       (56,020)      (240,305)      (226,029)
                                                    -----------    -----------    -----------    -----------

       Total other income (expense)                     (61,862)       (52,999)      (209,818)      (222,192)
                                                    -----------    -----------    -----------    -----------

Income (loss) before income taxes                      (170,907)        45,840        238,859        483,954

Income tax (expense) benefit                             64,650        (17,282)       (90,050)      (182,451)
                                                    -----------    -----------    -----------    -----------

       Net income (loss)                               (106,257)        28,558        148,809        301,503

Adjustment for preferred dividends in arrears          (208,419)      (138,947)      (208,419)      (138,947)
                                                    -----------    -----------    -----------    -----------
Income (loss) from continuing operations to
common stockholders                                    (314,676)      (110,389)       (59,610)       162,556

Discontinued operations:
Loss from operations of discontinued segment, net
of income tax benefits                                      --        (241,192)           --        (670,875)
                                                    -----------    -----------    -----------    -----------
Adjusted net income (loss) to common stockholders   $  (314,676)   $  (351,581)   $   (59,610)   $  (508,319)
                                                    ===========    ===========    ===========    ===========

Earnings (loss) per common share basic:
 Earnings (loss) from continuing operations         $     (0.17)   $     (0.06)   $     (0.03)   $      0.09
 Earnings (loss) from discontinued operations       $        --    $     (0.13)   $        --    $     (0.36)
 Net Earnings (loss)                                $     (0.17)   $     (0.19)   $     (0.03)   $     (0.27)

Earnings (loss) per common share diluted:

Earnings (loss) from continuing operations          $     (0.17)   $     (0.05)   $     (0.03)   $      0.09
Earnings (loss) from discontinued operations        $        --    $     (0.13)   $        --    $     (0.36)
Net Earnings (loss)                                 $     (0.17)   $     (0.19)   $     (0.03)   $     (0.27)

Weighted average number of common
  shares outstanding:
    Basic                                             1,902,268      1,876,227      1,902,268      1,876,227
    Diluted                                           2,233,092      2,207,051      2,233,092      2,207,051


                        See Notes to Financial Statements

                              NACO INDUSTRIES, INC.
                              ---------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------

                                                                Nine months ended
                                                           Augusts 31,    August 31,
                                                              2000           1999
                                                          -----------    -----------
Cash flows from operating activities
  Net income                                              $   148,809    $   301,503
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation                                             208,028        282,958
     Amortization                                              14,432         12,454
     Deferred income taxes                                     89,250
   (Increase) decrease in:
     Accounts receivable, net                                 294,567       (276,879)
     Receivable from related parties                           (3,548)      (102,689)
     Inventory                                                (20,805)        63,280
     Other                                                      4,893         (3,734)
   Increase (decrease) in:
     Accounts payable                                        (372,046)       556,454
     Accrued expenses                                         (35,986)       (50,586)
     Income taxes payable                                        --             (100)
                                                          -----------    -----------

Net cash provided by (used in) continuing activities          327,594        782,661

Net cash provided by (used in) discontinued activities           --         (670,875)
                                                          -----------    -----------

Net cash provided by (used in) operating activities           327,594        111,786
                                                          -----------    -----------

Cash flows from investing activities
  Net change  property and equipment                          (20,518)       (48,878)
  Loan to related parties                                     (16,001)        99,461
  Investment in intangible and other assets                      --         (155,649)
                                                          -----------    -----------

Net cash provided by (used in) investing activities           (36,519)      (105,066)
                                                          -----------    -----------

Cash flows from financing activities
  Net change in line of credit                               (205,498)      (344,108)
  Decrease in related party loan                               (5,283)             0
  Payments on long-term debt                                  (91,653)      (793,823)
  Proceeds from long-term loans                                   --       1,114,593
                                                          -----------    -----------

Net cash provided by (used in) financing activities          (302,434)       (23,338)
                                                          -----------    -----------

Increase (decrease) in cash                                   (11,359)       (16,618)

        Cash, beginning of period                              58,073         97,428
                                                          -----------    -----------

        Cash, end of period                               $    46,714    $    80,810
                                                          ===========    ===========

    Supplemental Disclosures:
         Interest Paid                                    $   237,125        158,297
         Income Taxes Paid                                          0              0

                        See Notes to Financial Statements

                              NACO INDUSTRIES, INC.
                              ---------------------
                   Notes to Financial Statements (Unaudited)
                   -----------------------------------------
                                 August 31, 2000
                                 ---------------

NOTE A - INTERIM FINANCIAL STATEMENTS
-------------------------------------
In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting only of normal recurring accruals) to present fairly the financial position of NACO Industries Inc. (the "Company") as of August 31, 2000, the results of its operations for the three months and nine months ended August 31, 1999 and 2000 respectively and its cash flows for the nine months ended August 31, 1999 and 2000 respectively in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. Operating results for the nine-month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2000.

The Company's results of operations for the three month and nine month periods ending August 31, 1999 have been restated to reflect the discontinued operations of the Company's wholly owned subsidiary, NACO Composites, Inc. The results of operations of the discontinued segment are shown separately as discontinued operations, net of applicable income taxes.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999.

NOTE B - INVENTORY
------------------
Inventory consisted of the following:

                                     August 31,      November 30,
                                       2000              1999
                                      -------          -------
Raw materials                      $  233,751          187,813
Work In Process                           884                0
Finished goods                        394,632          401,608
Less - valuation allowance            (80,000)         (60,960)
                                      -------          -------
                  Total            $  549,267          528,461
                                      =======          =======


NOTE C - DIVIDENDS
------------------
Dividends on the preferred stock are cumulative at 7%. At August 31, 2000, the cumulative amount of dividends accrued was $208,419. Of this amount, $208,419 was in arrears.

NOTE D - EARNINGS PER SHARE
---------------------------
The Company has adopted SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. No restatement was required for prior year's earnings per share figures to conform to the new standard. Basic earnings per common share are calculated by dividing adjusted net income by the average number of shares of common stock outstanding during the period. The calculation of diluted earnings per share of common stock assumes the dilative effect of the Company's cumulative preferred stock, options and warrants. During the nine-month period ending August 31, 2000, the market price did not exceed the option price for the outstanding options and warrants and therefore no dilution occurred. When conversion of potential common shares has an anti-dilutive effect, no conversion is assumed in the diluted earnings per share calculation.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   Notes to Financial Statements (Unaudited)
                   -----------------------------------------
                                 August 31, 2000
                                 ---------------

NOTE E - PREFERRED STOCK AND WARRANTS
-------------------------------------
There were no shares of capital stock sold or warrants exercised during the three months ending August 31, 2000.

NOTE F - DEBT AND LOAN AGREEMENTS
---------------------------------
At August 31, 2000, the outstanding balance of the Company's revolving line of credit was $582,299. This line of credit was entered into on April 22, 1999 with Wells Fargo Business Credit. The amounts, available under the facility, are based on a percentage of accounts receivable and inventories. This line of credit matures April 30, 2002. As of August 31, 2000 the Company was technically not in compliance with the "Minimum [Pre-tax] Net Income" covenant and the "Minimum Net Worth" covenant. The $582,299 line of credit balance has been classified as current because of the technical non-compliance. At the present time Wells Fargo Business Credit has not granted a waiver, however the Company is currently working with Wells Fargo Business Credit to reset the covenants.

NOTE G - STOCK OPTIONS
----------------------
In May 2000, the Company granted a non-qualified stock option for 20,000 shares to Jack Prust, a new director of the Company. The options vested on the grant date, and are exercisable anytime while serving as a director for up to ten years. The options have an exercise price of $3.00.

NOTE H - RELATED PARTY OPERATING LEASES
---------------------------------------
In December 1999, the Company entered into two related-party lease agreements for land, building and equipment with PVC, Inc., a company owned by Verne Bray, the CEO, Chairman of the Board, and majority stockholder of the Company. The terms of the leases are for a period of five years commencing December 1999. Rentals begin at $13,500 per month for the land and building, and $9,500 per month for various pieces of equipment. Upon each annual anniversary date, the monthly rentals for each lease will be adjusted by the amount of any increase in the Consumer Price Index over the preceding year. The previous lease for land, building and equipment, which was executed by the Company and Mr. Bray and expired December 31, 1999, required lease payments of $9,300 per month. The lease amounts were negotiated at the fair-market rental value and approved by the disinterested members of the Company's Board of Directors.

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

The Company has paid as of August 31, 2000 an additional $16,001 for principle and interest payments on leased machinery used by Rimshot. This amount has been added to the amount recorded as due from Mr. Bray in accordance with the indemnification agreement.

In May 2000, one of the two lease agreements NACO has for equipment being used by Rimshot was transferred to PVC, Inc. a Company owned by Mr. Bray. On September 5, 2000 the second lease was transferred to PVC, Inc. also. These leases are now the sole obligation of PVC, Inc. and the Company was completely released from further obligations.

                              NACO INDUSTRIES, INC.
                              ---------------------
                   Notes to Financial Statements (Unaudited)
                   -----------------------------------------
                                 August 31, 2000
                                 ---------------


NOTE I - PROVISION FOR INCOME TAXES
-----------------------------------
The Company has loss carry forwards from previous fiscal years of approximately $1,285,000 that may be applied against future taxable income. These operating loss carry forwards expire in the years 2009 through 2020. The interim financial statements reflect a tax provision for net income to date and deferred tax assets have been adjusted accordingly.

NOTE J - CONTINGINCIES
----------------------
The Company is a defendant in a lawsuit filed by one of its former employees who owned a building that had been leased by the Company. The suit asks for damages of approximately $41,000. The Company believes the suit is completely without merit and has filed a counter-claim and intends to vigorously defend its position.

The Company has submitted a dispute with a subcontractor to arbitration before the American Arbitration Association. Management and its legal council are of the opinion that funds in escrow, approximately $64,500, are properly the funds of the Company, and that the Company should be entitled to substantially all of such funds.

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

Results of Operations

     The following discussion relates to the three months and nine months ended August 31, 2000 and August 31, 1999, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended August 31, 2000 and August 31, 1999 are referred to as 3Q00 and 3Q99, respectively. The nine months ended August 31, 2000 and August 31,1999 are referred to as 9M00 and 9M99, respectively. Readers are cautioned that results of operations for the three and nine months periods ended August 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2000.

     Overview. The Company sustained an operating loss after taxes of $(106,257) for 3Q00 compared to an operating profit after taxes of $28,559 for 3Q99. The Company sustained an operating profit after taxes of $148,809 for 9M00 compared to an operating profit after taxes of $301,503 for 9M99. Gross margin as a percentage of sales for 3Q00 and 3Q99 was 36.7% and 43.8%, respectively. Gross margin as a percentage of sales for 9M00 and 9M99 was 40.7% and 46.1%, respectively. The reduction in the Company's operating profit and gross margins was mainly due to two factors. 1) As described in greater detail below, increases in raw material costs during the past year have continued to put downward pressure on the Company's gross margin and 2) the Company believes demand for PVC products in the Company's industry is lower than it was in 1999

     Net Sales: Net sales for 3Q00 decreased by 11.3% to $1,554,360, compared to net sales of $1,752,679 for 3Q99. Management believes the increase in the price of PVC pipe from 3Q99 to 3Q00 contributed to the decline in sales. Marketing reports indicate that bigger projects may have been postponed or cancelled due to higher costs. The PVC fittings market has been strong during the past year, but appears to be softening. Another contributing factor was the acquisition by one of the Company's large customers of a fitting manufacturer. In the period since the acquisition, the Company's customer has significantly reduced its orders to the Company, and appears to be purchasing most of its fittings from the acquired manufacturer. The Company increased prices on its products by 5% in October 1999 and implemented another 5% price increase effective April 1, 2000 in an effort to mitigate the continuing rise in raw material prices. Net sales for 9M00 increased 5.4% from 9M99. Net sales were $6,112,023 and $5,796,937 for 9M00 and 9M99 respectively.

     Gross Margin. Gross margin as a percentage of sales for 3Q00 and 3Q99 was 36.7% and 43.8%, respectively. Margins decreased mainly due to increases in raw material costs, and rent. Raw material prices continued to rise during 2Q00. Raw materials as a percentage of sales for 3Q00 and 3Q99 were 29.6% and 24.4% respectively. The Company increased prices on its products by 5% in October 1999 and another 5% effective April 1, 2000 in an effort to offset this continuing rise in raw material prices. However, because of competitive pressure the Company hasn't been able to raise prices sufficiently to completely offset the rise in raw material costs. Rent expense as a percentage of net sales for 3Q00 and 3Q99 was 4.2% and 2.1% respectively. Rent expense increased 75.7% or $28.014 from 3Q99 to 3Q00 primarily due to lease payments associated with lease agreements with PVC, Inc. Verne Bray, the Chairman of the Board and Chief Executive Officer of the Company is the principal shareholder of PVC, Inc. The terms of the leases are for a period of five years commencing December 1999. Rentals begin at $13,500 per month for the land and building, and $9,500 per month for various pieces of equipment. Upon each annual anniversary date, the monthly rentals for each lease will be adjusted by the amount of any increase in the Consumer Price Index over the preceding year. The previous lease for land, building and equipment, which was executed by the Company and Mr. Bray and expired December 31, 1999, required lease payments of $9,300 per month. The lease amounts were negotiated at rates considered by the Company's Board of Directors to represent the fair-market rental value and were approved by the disinterested members of the Company's Board of Directors. Labor and related expenses decreased 6.2%, or $23,639, from 3Q99 to 3Q00 mainly due to less overtime and lower production expenses, mainly due to lower sales volume for 3Q00 compared to 3Q99.

     Selling: Selling expenses were 24.6% of net sales for 3Q00, compared to 22.9% for 3Q99. In actual dollars, selling expenses decreased $18,981, or 4.7%, from 3Q99 to 3Q00. The increase in selling expenses as a percentage of sales was mainly due to the decline in the Company's sales identified above. Freight as a percentage of net sales for 3Q00 and 3Q99 was 7.4% and 7.6% respectively, partially due to receiving quantity discounts on larger freight shipments. Selling supplies expense decreased $14,497 from 2.7% in 3Q99 to 2.1% of net sales in 3Q00 mainly due to timing of supply purchases. For 9M00 selling supplies expense decreased only $8,297.

     General and administrative: General and administrative expenses represented 19.1% of net sales for 3Q00, compared to 15.3% for 3Q99. The increase was mainly due to decreased sales volume and an increase in legal and outside consulting fees. Overall, general and administrative expenses increased $30,366 from $267,196 to $297,562 from 3Q99 to 3Q00. Legal, accounting and outside services as a percentage of net sales were 3.3% and 4.9% for 3Q99 and 3Q00 respectively. The increase in dollars for legal, accounting and outside services was $18,387 from 3Q99 to 3Q00. Legal expenses increased mainly due to legal expenses occurred to defend against two lawsuits filed against the Company by a former vendor and a former landlord. (See Part II, Item 1 for details on these lawsuits). Salaries, as a percentage of net sales, decreased from 8.5% in 3Q99 to 7.1% in 3Q00 mainly due to two factors: 1) Salaries paid to the Company's executive officers were held to the same levels as in fiscal 1999 and 2) salary paid to the Company's CEO was voluntarily reduced by the CEO. Lease expenses increased $7,322 due to new lease agreements between NACO Industries, Inc. and PVC Inc.

     Other: Other expenses/revenues were 3.9% for 3Q00, compared to 3.1% for 3Q99 mainly due to increases in interest expense. Interest increased $11,031 from 3Q99 to 3Q00 mainly due to increased borrowings on the line of credit compared to 3Q99. The effective interest rates (interest expense divided by the average debt balance for the period) for 9M00 and 9M99 were 11.87% and 13.58%, respectively.

Liquidity and Capital Resources

         The Company's principal sources of liquidity have been cash from operations, credit facilities and equity financing. Cash provided from operating activities was $327,594 in 3Q00. Cash as of August 31, 2000 was $46,714, down $11,359 from November 30, 1999.

         With the loss incurred by the Company during the fiscal year ended November 30, 1999, primarily as a result of the discontinued NACO Composites operation, the Company's working capital position was reduced significantly. The Company's liquidity position improved during 9M00, due primarily to increased sales and net income for the period. The Company decreased trade payables by $372,046 from November 30, 1999 to August 31, 2000. At November 30, 1999, the Company was out over 90 days on trade payables, due principally to a lack of operating funds. As of August 31, 2000, the Company was current on its trade payables.

         At August 31, 2000, the outstanding balance of the Company's revolving line of credit was $582,299. This line of credit was entered into on April 22, 1999 with Wells Fargo Business Credit. The amounts available under the facility are based on a percentage of accounts receivable and inventories. The line of credit matures April 30, 2002. As of August 31, 2000 the Company was technically not in compliance with the "Minimum [Pre-tax] Net Income" covenant and the "Minimum Net Worth" covenant. The covenant pre-tax income was $615,000 and the Company's actual pre-tax net income was $238,859. The minimum net worth covenant was $1,100,000; the Company's actual net worth was $872,007. At the present time Wells Fargo has not granted a waiver for these defaults, however the Company is working with Wells Fargo to reset the covenants.

         Also, on April 22, 1999, a second facility was closed with WebBank Corporation. This facility was for $1,100,000 and is secured by the Company's current assets, property and equipment, and life insurance. It is payable with interest at 1.5% over the banks prime rate and matures April 30, 2014. On November 30, 1999, the Company was in default of WebBank's loan covenants. In a letter dated February 18, 2000, WebBank provided a waiver that extended a grace period to the Company with respect to meeting certain ratio requirements and advances to affiliates until August 31, 2000. The waiver also extended a grace period for the debt-worth requirement until November 30, 2000. The Company received a waiver of the default and has been given a twelve-month grace period.

         The Company currently has plans to spend up to $150,000 in capital expenditures to update and expand its operations on the condition that in so doing it will not adversely effect loan covenants.

         Management believes that its capital resources on hand at August 31, 2000, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                  Lund Engineering. During its fiscal year ending November 30, 1999, and in the ordinary course of its business, NACO Industries, Inc. (Company) entered into a series of contracts with a Contractor in Bountiful, Utah known as WCI, LLC ("WCI"), for the manufacture of various premanufactured fiberglass materials and parts to be used in construction. In order to meet its contract requirements, the Company outsourced production under these contracts to a subcontractor known as Lund Engineering and Manufacturing, Inc., a Utah corporation ("LUND"). As of November 30, 1999 the Company had timely paid all of the LUND invoices submitted to it for jobs performed by LUND, and believed that it had paid for such work in full. However, on December 31, 1999, LUND forwarded to the Company a demand for approximately $70,000 of additional amounts which it claimed, based upon invoices dated December 31, 1999, and pertaining to jobs performed and completed earlier in the year. The majority of LUND's claims appear to be based on overtime it claims that it was required to work for the Company's jobs, and for which it claims it was entitled because a Company employee allegedly agreed that the Company would pay it.

                  During the spring of 2000, Lund has filed a number of materialmen's or mechanics liens against the properties where these materials were supplied. Also, WCI, with whom the Company was contracting on these projects, withheld substantial payments to the Company. Accordingly, in an effort to resolve this matter, the Company has now entered into an Arbitration Agreement, effective May 15, 2000, with Lund, whereby this dispute has been submitted to arbitration. In connection with the arbitration, all of the various mechanics' and materialmen's liens were released; and, in exchange for the deposit into escrow of $64,478.70 by WCI, the Company and WCI have entered into a mutual release of claims against each other pertaining to this project. This matter has now been submitted to arbitration before the American Arbitration Association, and the Company's legal counsel hopes to schedule the dates for arbitration in the near future. Management and its legal council are still of the opinion that the funds in escrow are properly the funds of the Company, and that the Company should be entitled to substantially all of such funds; and, the Company in addition is asserting counterclaims against LUND, but management does not believe that LUND has the financial capacity to satisfy any significant judgment. The Company is primarily seeking the release of the escrowed funds in the arbitration.

                  Draegers: In October of 1996, NACO Composites, Inc., a wholly owned subsidiary of the Company, entered into a lease agreement for the use of a building in Ogden, Utah as a manufacturing facility for the production of certain fiberglass products. That subsidiary has since been merged into the Company, and the lease expired on September 30, 1999. In connection with that lease, Ronald and Rita Draeger, the owners and landlord of the property, have now filed suit against the Company in the Second District Court of Weber County, State of Utah on or about April 3, 2000 in the amount of $41,305, or the amount to be proven at Court, plus interest, costs of Court and a reasonable attorney's fee. The Company has in turn answered this lawsuit, and filed a counterclaim against the Draegers on May 4, 2000 for an amount in excess of $240,000, based upon alleged agreements by Draegers to reimburse the Company for certain improvements made to the building, and based upon Draegers' alleged breach of contract for repudiating the Company's option to purchase the building, and for violation of a covenant not to compete, and other miscellaneous damages. Although it may be too early in the litigation to predict the outcome, with discovery still to take place prior to any trial. Management is hopeful that this action can be settled by the parties' good faith efforts to resolve the matter before trial. Management and legal counsel believe that the Company has a reasonable basis for its defense to this action, and reasonable grounds for its counterclaim.

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

Naco Industries, Inc.
Registrant

By:/s/ VERNE E. BRAY                                         October 12, 2000
--------------------                                         ----------------
       Verne E. Bray                                              Date
       CEO  (Principal executive officer)


By:/s/ W. MICHAEL HOPKINS                                    October 12, 2000
-------------------------                                    ----------------
       W. Michael Hopkins                                          Date
       President


By:/s/ JEFFREY J. KIRBY                                      October 12, 2000
-----------------------                                      ----------------
       Jeffrey J. Kirby                                            Date
       Executive Vice President/CFO
       (Principal financial and accounting officer)