Form 10KSB
period 2000-11-30
NACO INDUSTRIES INC
filed 2001-02-27
CIK 931585

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934   FOR  THE   TRANSITION   PERIOD   FROM   _______________   TO
    _______________


                              NACO INDUSTRIES, INC.
       -------------------------------------------------------------------
         (Exact name of small business issuers specified in its charter)


         Utah                       33-85044-D                48-0836971
--------------------------     ----------------------    ---------------------
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

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on Which
         Title of Each Class                          Registered
--------------------------------------   ---------------------------------------
               None                                      None

Securities registered pursuant to Section 12(g) of the Act:   None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most current fiscal year were $7,679,573.

         The   aggregate   market  value  of  the   Preferred   Shares  held  by
non-affiliates based upon the average of the bid and ask prices of the Preferred Shares in over-the-counter market on February 23, 2001 was $206,765.

         As of February 23, 2001 the Registrant had 1,926,330 shares of Common Stock outstanding, and 165,412 shares of Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders to be held May 17, 2001 are incorporated by reference in
Part III of this Report.

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

         In November 1990, NACO reorganized to consolidate the operations of NACO, NACO California and VC Inc. As one element of the reorganization, NACO changed its state of domicile to Utah. The Company now operates as a Utah corporation with facilities in Utah, Kansas and California. The Company is qualified as a foreign corporation doing business in Kansas, California and Texas.

         On October 11, 1996, the Company, formed a wholly owned subsidiary, NACO Composites, Inc. ("NACO Composites"), and acquired the assets of Dreager Manufacturing in a business combination accounted for as a purchase. The existing fiberglass operations of the Company were combined with this operation and moved to a new facility in Ogden, Utah. Effective April 21, 1999, NACO Composites was merged into NACO. From April 21, 1999, through August 31, 1999, the merged operations of NACO Composites. continued as a business segment of NACO. On September 30, 1999, NACO discontinued the operations of the merged composite segment.

Current Business.

         NACO is a manufacturing company, which produces and sells polyvinyl chloride ("PVC") products and composite products. Headquartered in Logan, Utah, the Company has branch-manufacturing facilities in Garden City, Kansas, Lodi, California, and has warehouse facilities located in Nebraska, Arizona, Washington and Texas. See "Item 2 - Properties".

         NACO's  primary  line of  products  consists of PVC pipe  fittings  and valves, which are sold throughout the United States through wholesale distributors to the irrigation, industrial, construction and utility industries and accounted for 98% of the Company's revenues in fiscal 2000. The Company manufactures molded fittings (4" through 10" in diameter), fabricated fittings (4" through 30" in diameter), and PVC valves (4" through 12" in diameter). Molded fittings are manufactured by forcing liquefied PVC resin into a mold. Fabricated fittings are manufactured by reshaping, cutting and welding PVC pipe. In addition to manufacturing its own products, NACO works with other organizations as a manufacturing subcontractor and original equipment manufacturer. See "Products".

Discontinued Operations.

         The physical operations of NACO Composites were discontinued as of September 30, 1999. NACO Composites manufactured and sold composite products for the transportation, amusement, recreation and architectural industries. These products included transportation parts, decorative building parts, after-market auto parts and amusement ride materials. NACO Composites also produced tooling and molds for other companies in various industries. NACO Composites operations generated an operating loss of $(535,455), net of related income tax benefit of $320,200, for the ten months ended September 30,1999, and the Company incurred an additional loss due to costs to discontinue the operations of $(214,995) net of related income tax benefit of $128,600. The costs attributed to the discontinuation of the operations of NACO Composites relate to discontinued use of certain assets, labor expense, legal and accounting fees, and payment of rental obligations. During the months prior to discontinuing the operations of NACO Composites, the Company's senior management spent a substantial amount of time at the NACO Composite facility, during which time they worked to reduce direct labor costs and train employees. After considerable effort by management to turn the operation around it was decided that it was no longer in the Company's best interest to continue manufacturing composite products. From October 1999 until February 2000, the Company outsourced the manufacture of certain composite products. As of February 17, 2000, the Company discontinued the outsourcing of composite products and no longer sells composite products.

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

         The Company engages subcontractors to produce certain parts for valves and injected fittings, including foundries, injection molders, machine shops, metal stampers, metal platers, rubber vulcanizers and others. The Company generally owns the patterns and tooling that it's subcontractors use. As a result, the tooling and patterns generally can be relocated if a subcontractor fails to provide quality parts at competitive prices. None of the custom molders or subcontractors is an affiliate of the Company. They are generally paid on a per item or per pound basis net 30 days. The Company believes there are numerous custom molders and other subcontractors available, with the decision on which to be used being dictated by cost, service and quality. Generally, quantities are ordered for a six- to eight-month period in order to provide quantity discounts and provide sufficient lead-time for production.

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

         The PVC industry is comprised of a number of industry market segments including construction, irrigation, utility and industrial markets. Products such as heat and air fittings are used in the construction market. In the irrigation market, farmers use fittings and valves to transport water for field irrigation and drainage. In the utilities market, private contractors and municipalities use fittings and valves in the installation and maintenance of sewer and water lines. In the industrial market, PVC fittings and valves are used for removal of toxic fumes and the supply of heating and air conditioning to commercial and residential buildings. Historically, the Company has sold a majority of its PVC products into the agricultural market. For the year ended November 30, 2000, agricultural product sales accounted for approximately 85% of the Company's PVC sales, compared to industrial, construction and utility sales of 12%. The Company currently expects that agricultural sales will continue to represent a substantial majority of its sales for the foreseeable future. The Company also had an approximately 3% of its total sales generated by the Company's machine shop for tooling and small production runs for various customers. These sales are not consistent, but are used only to fill in excess capacity in the machine shop.

Manufacturing

         PVC Products. The Company presently manufactures and sells both fabricated and injection molded PVC fittings. The valves manufactured by the Company are designed for low pressure uses (typically applications where fluid pressures are below 50 pounds per square inch.)

         Fabricated fittings are made by cutting PVC pipe into specified lengths and shapes and heating the cut products into a pliable condition where they are formed and assembled to make the desired product. Fittings can be connected by either solvent weld or gasket. A gasketed fitting has a pocket for a rubber gasket. The gasket pocket is formed on a gasket cavity-belling machine. Solvent weld ends are formed in a similar manner.

         In fabricating a tee, the pipe is heated to a pliable state, then an opening is formed in the side of the piece, a piece of pipe or an insert is inserted into the side opening of the tee forming a spout. Another piece of pipe is then heat formed over the top of the spout forming a custom fit and a third wall of strength. The tee is then cooled to allow the fitting to hold its shape. It is then solvent welded into place. This method is patented by NACO. See "-Patent and Copyright Protection". The Company believes that its patented method produces a high quality product, in part because the third layer provides added reinforcement. The Company's competitors currently manufacture tees with only two layers of plastic in the tee area. A visual comparison of NACO's PVC tee prducts with a competitor's products reveals the added reinforcement. The Company uses its patented forming method as a selling feature in its marketing campaign.

         Molded fittings are produced through an injection molding process which involves forcing a plasticized resin compound into fitting molds. Injection molding equipment uses heat and pressure to plasticize the resin compound, which is transferred into molds or dies of the desired shape. Cooling then takes place and the part is ejected from the mold cavity. Injection molding process equipment uses similar compounds as extrusion process equipment. At the present time the Company subcontracts this work to custom molders. However, the Company owns the molds and can reclaim them upon 30 days' notice.

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

         The Company purchases PVC pipe from various pipe manufacturers. Major suppliers include Kroy Industries, Diamond Pipe, Pipe Jet Stream, PW Pipe, IPEX and Certainteed Corporation. The Company believes that the raw materials, of PVC pipe, are interchangeable and generally readily available from multiple sources; however, at times, the industry experiences shortages in the supply of raw materials for pipe based on excess demand. The Company attempts to maintain sufficient raw material inventory to avoid the effect of these shortages, although shortages can occur in certain products during these periods. Pipe prices are as much as ten percent lower during the winter months due to decreased demand and lower resin prices. The Company attempts to take advantage of these lower prices each winter by purchasing a sufficient quantity to meet the spring and early summer demands. In addition, as a result of seasonal market aspects of the Company's business the Company typically increases its inventory of finished goods during winter months for sale in spring. The Company generally allows customers to return standard inventory items, subject to restocking fees.

In addition, the Company has a special ordering program for agricultural dealers in the winter. This program allows the Company to maintain production levels during this time and also allows dealers to have their stock at the beginning of their busy season in February. Special terms are given on the orders over a specific amount. Dealers receive discounts for early payment before March 15 and this discount decreases until the regular price is paid after May 15th of the applicable year.

         The Company's manufacturing labor force involves both skilled and semiskilled labor. The Company has implemented a quality control system in the manufacturing process to ensure fittings meet or exceed all of the applicable specifications of the Soil Conservation Service ("SCS"), National Sanitation Foundation ("NSF"), and American Society of Testing Materials ("ASTM"). All product lines randomly undergo testing, including burst tests, sustained pressure tests, heat inversion tests, and impact tests. The Company also conducts field tests to confirm that its products meet customer requirements. The Company warrants that all of its product lines will be free from workmanship and material defects for a period of four months from date of delivery.

         PVC product usage differs with geographical location and season of the year. The Company utilizes its three manufacturing facilities to produce the products most appropriate for the geographical locations in which the plants are located. This selective production of PVC products minimizes shipping costs and increases optimization of manufacturing capacity.

Marketing

         PVC Products. The Company directs its principal marketing efforts at wholesale pipe distributors. These distributors service the irrigation, construction and utility industries in the United States, and portions of Mexico, Canada and Australia.

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

         Based on feedback from industry dealers, the Company believes that the PVC pipe and fitting industry has a reputation for long lead times and late deliveries. The Company, however, has implemented procedures to increase on-time deliveries. With its manufacturing plants and warehouse facilities located across a broad geographic area, NACO believes it can provide shorter shipping times and better service, which means improved response to customer needs. During the year ended November 30, 2000, the Company achieved its goal to ship 90% of all orders within 48 hours of receipt In an effort to facilitate on-time delivery, the Company has warehouse operations. The Company now relies on more frequent shipments of a smaller volume, which enables the Company to maintain favorable inventory levels. Assuring on time delivery on larger orders is generally not as difficult because of the longer lead-time provided on larger projects.

         The Company has three PVC fittings manufacturing facilities, and leases a warehouse in Lubbock, Texas. The Company contracts with various warehouse owners to maintain and distribute its products. Contracted warehouse locations include Grand Island, Nebraska; Phoenix, Arizona; and Pasco, Washington. The warehouse agents are paid on a commission basis for handling, storing and shipping inventory. Generally, a customer will call the warehouse with an order, which is then shipped directly to the customer by the warehouse agent from the inventory at the agent's location. Invoices are sent from the Company. NACO offers customers a right to return products subject to a 20% restocking fee. Non-stock items are generally not returnable. The Company also has contracted with buy-sell representatives in Michigan, Texas and Australia. The companies involved in this arrangement purchase products from the Company, then sell them out of their own inventory to distributors. The Company provides the buy-sell representatives with a special discount based on volume. Returns by the buy-sell representatives are subject to a restocking fee. Shipping costs generally run from five to ten percent of the cost of the product. Management believes the use of the warehouse and buy-sell representatives improves the Company's ability to control shipping costs while providing timely delivery to its customers.

Economic Conditions, Market Fluctuations and Seasonality

         Several external factors have an indirect impact upon the business of the Company. The PVC industry in which the Company competes is dependent upon the utility, industrial, agricultural and construction sectors. Rising interest rates and reduction in government subsidy programs for housing, farming and public works can significantly impact sales in the PVC industry. Weather also plays a role. Sales tend to be heaviest during the spring, summer and fall, and decrease during the winter months, when cold and freezing temperatures impact northern regions of the market. Other factors influencing the industry include fluctuations in the price of raw materials and the price of substitute products such as steel fittings and valves. In addition, pipe prices are as much as ten percent lower in winter months due to decreased demand and lower resin prices. As a consequence the Company generally attempts to stockpile materials during the winter months. See "-Manufacturing".

Competition.

         PVC Products. Many of the Company's competitors are substantially larger than the Company, and have greater resources. As a maturing industry, the market for fittings and valves is highly competitive. In addition, as a result of competing in a maturing industry, management believes annual percentage increases in industry sales will be lower than if the Company were operating in a developing industry. Therefore, the Company must rely on its ability to increase its market share and develop new products to increase sales. Competition within the PVC fittings industry is based on price, quality, breadth of product line and timeliness of delivery. While there are several national producers, competition generally occurs on a region-by-region basis. This is due to existence of several regional competitors and the fact that shipping represents a significant cost factor in the industry. The Company has a number of competitors who compete with the Company both at the regional level and with respect to various product lines. Present competitors include Galt Pipe and Construction (Galt, CA), Spear Manufacturing Company (Sylmar, CA), Head Manufacturing, Inc. (Preston, ID), Sioliou Industries Inc. (Ville Plattle, LA), and PVC Fittings (Hereford, TX). As greater penetration of the utility market is pursued, the Company will face competition from additional competitors in the drain, waste and vent (DWV) and sewer markets. These competitors may include Industries Vassallo Inc. (Ponce, Puerto Rico), GPK Products Inc. (Fargo, ND), Freedom Plastics Inc. (Janesville, WI) and Multi Fittings (Toronto, Ontario, Canada).

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

Planned Operational Growth.

         Product Development. The Company is developing a slide gate valve, six to twelve inches in diameter, which could be utilized in the irrigation, industrial and utility markets. During the 2000 fiscal year, the Company encountered problems in testing certain raw materials utilized in the test values, which has delayed development of this product. Management feels solutions to these problems can be identified and implemented during the 2001 fiscal year. Management intends to move the new products into production as soon as capital is available to produce the molds which is anticipated to be in the 2001 fiscal year.

         Research and Development. Research and development expenditures for the fiscal years ended November 30, 2000 and 1999 were $113 and $31,751 respectively, all of which was spent in the plastics division. It is anticipated that research and development expenditures for the year ended November 30, 2001 will be approximately at the same level as for the year ended November 30, 1999, however, if cash flow permits, the Company would like to increase research and development of new products in the future.

         Major Customers. During the year ended November 30, 2000, no customer accounted for more than 10% of the sales of the Company and it is not anticipated that the loss of any one customer would have a material adverse impact on the revenues of the Company.

         Employees. As of November 30, 2000, NACO had 65 employees of whom 62 were employed full time and 3 were employed part-time. All plant locations are nonunion. The Company anticipates it will add between four and ten additional temporary employees in various areas during the busy seasons of the coming year.

         Patent and Copyright Protection. The Company filed a utility patent for its plastic tee fitting in 1984. The patent was renewed in 1998, and has been extended until 2001. The patent was renewable for up to 17 years from the date of issuance. The 17 years will expire in the year 2001. The Company believes that the patented technology provides an improved product and a competitive selling edge for NACO. The design of the patented tee creates a stronger product for higher pressure applications. Approximately 70% of the tees sold by the Company are manufactured using the patented process. Management anticipates that the expiration of the patent will have minimal if any effect on the company's marketing ability of its product.

         The Company also filed a patent on a one-piece 90(0)fabricated elbow fitting on November 18, 1994, and the patent can be extended through 2015. This elbow uses less material and labor and the Company believes the elbow has better flow characteristics than a multiple-piece 90(0) fabricated elbow. The Company believes this will be an advantage in the market.

         NACO regularly copyrights its literature, catalogs, advertising and other proprietary information, as it deems necessary.

Item 2.  Properties.

         Facilities.  The Company operates the following facilities:

                                                   Approximate
                                                   Floor Space
                     Location                     (square feet)                     Present Use
     -----------------------------------------    --------------     ------------------------------------------
     Logan, Utah (leased)....................        23,025              Manufacturing, Warehouse & Office
     Garden City, Kansas.....................        21,326              Manufacturing, Warehouse & Office
     Lodi, California (leased)...............        15,800              Manufacturing, Warehouse & Office
     Lubbock, Texas (leased).................         3,750              Warehouse & Office

         The Logan and Lodi facilities, which are occupied under leases that expire in 2009 and 2004, respectively, are used for the Company's business operations. The Lubbock facility, which is occupied under lease that expires in 2001, is used as a warehouse. The lease for the Logan facility is with a related party. See item 12 "Certain Relationships and Related Transactions." Lease payment amounts on the Lodi, Logan, and Lubbock facilities are $5,217, $13,500 and $1,250 per month, respectively. The Company also leases personal property and equipment from a related party at $9,500 per month. See item 13 "Certain Relationships and Related Transactions." The Garden City, Kansas property is owned by the Company and is subject to a lien, which secures indebtedness in the principal amount of approximately $1,019,401.

         The Company also uses the services of warehouses located in Grand Island, Nebraska; Phoenix, Arizona; and Pasco, Washington. As consideration for such services, the Company pays to each warehouse an amount equal to 5% of sales revenues generated by the applicable warehouse. The Company also has contracted with buy-sell representatives in Michigan, Texas, and Australia. The Company feels that its facilities are suitable and adequate for its current needs.

         The Company's policies regarding real estate investments are dictated primarily by the Company's operating requirements. It is not currently the Company's policy to acquire assets primarily for capital gains or income. The Company's real estate investments are limited to commercial properties used in the Company's business operations. The Company has not adopted limitations on the percentage of assets, which may be invested in any single investment, or type of investment. The Company is not presently invested, and does not presently intend that it will make future investment, in real estate mortgages or real estate-based securities. Management does not believe a vote of security holders would be required to modify the Company's existing real estate investment policy.

         The Company does not own any unimproved or undeveloped real property and does not presently have any plans to develop any unimproved or undeveloped property. In the opinion of the Company's management, the Company's properties are adequately covered by insurance.


Item 3.  Legal Proceedings.

         The Company is not currently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the security holders during the fourth quarter of the year ended November 30, 2000.

                                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock (the "Common Stock") is held of record by 20 persons or entities and is not publicly traded. The Company's Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock") is held of record by 91 persons or entities, an is traded in the over-the counter market. The Preferred Stock opened for trading in the over-the-counter market on February 26, 1996. The following table sets forth, for the periods indicated, the high and low bid prices for the Preferred Stock for the fiscal years ended November 30, 2000 and 1999 as reported by the OTC Bulletin Board. The bid prices are market quotations based on inter-dealer bid prices, without markup, markdown or commission, and may not represent actual transactions.

                                                           High             Low
                                                  --------------   -------------
         Year Ended November 30, 2000:
              First Quarter ......................       $ 4.25           $ .50
              Second Quarter .....................         4.25             .50
              Third Quarter ......................         4.25             .50
              Fourth Quarter .....................         4.25             .50


                                                           High             Low
                                                  --------------   -------------
         Year Ended November 30, 1999:
              First Quarter ......................    $ No bids       $ No bids
              Second Quarter .....................      No bids         No bids
              Third Quarter ......................         4.20            4.00
              Fourth Quarter .....................         5.75            1.25


         No dividends were paid on the Common Stock in the last two fiscal years. The Company is restricted from paying dividends on its Common Stock under the terms of the Preferred Stock and its revolving credit agreement. No dividends were paid on the Preferred Stock during the last fiscal year. There is $208,419 of dividends in arrears at November 30, 2000 on the Preferred Stock. The Company is more than two years in arrears in the payment of cumulative dividends; therefore, holders of the Preferred Stock have the right, voting as a class, to elect two members of the Company's board of directors at the next annual meeting held subsequent to the arrearage. The next annual meeting will be held May 17, 2001. The Company's existing revolving credit agreement restricts the Company's ability to pay dividends. However, the lender has waived this restriction with respect to payment of dividends to the holders of the Preferred Stock.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         NACO is a manufacturing company that produces and sells PVC products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to agricultural, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), as well as molded fittings (4" though 10" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter).

         Historically, the Company sold a majority of its products into the agricultural market. The agricultural market is very seasonal. Sales occur mainly during the spring and fall when crops are not being grown. As the Company's product mix continues to diversify in the fittings business, management anticipates that this diversification will offset, in part, historical seasonal fluctuations in the Company's operating results, which have reflected higher sales in the spring than in other seasons. With the increasing business in other markets, management anticipates that the Company's future operating results will fluctuate less in the future.

         The Company, through NACO Composites, also manufactured and sold composite products. The composite business operated from a leased facility in Ogden, Utah. The Company discontinued operations at this facility on September 30, 1999 due to on going losses. The Company retained contracts to manufacture composite products at the time the facility was closed and outsourced the completion of these contracts and obligations to various vendors. As of February 17, 2000, the Company had completed all of these obligations and has discontinued the production and sale of composite products.

Results of Continuing Operations

         The following discussion relates to the twelve months ended November 30, 2000 and November 30, 1999, respectively. For comparison purposes, percentages of sales will be used rather than dollars in most cases. In the following discussion, the fiscal years ended November 30, 2000 and November 30, 1999 may be referred to as Y00 and Y99, respectively. In addition the 4th quarters ended November 30, 2000 and November 30, 1999 may be referred to as 4Q00 and 4Q99, respectively.


         Overview. The Company's continuing operations had an operating profit of $129,789 for the twelve months ended November 30, 2000. Management has determined that the Company's plastic fabrication facilities are underutilized and is focusing efforts on marketing to fill that capacity. Management is continually reviewing its operations to try and reduce expenses without affecting quality and service to its customers.

         Sales. Net sales from continuing operations for Y00 increased by 3.3% to $7,679,573, compared to net sales of $7,432,130 for Y99. Net sales decreased 4.1% for 4Q00 to $1,567,551 from $1,635,196 in 4Q99. The market appeared to be stronger during the first half of Y00 and weaker in the last half of the year. Management believes the slowdown in the market may be from various factors.
Management believes the increase in the price of PVC pipe from Y99 to Y00 contributed to the decline in sales. Marketing reports indicate that larger projects may have been postponed or cancelled due to higher costs of PVC pipe and fittings. Another contributing factor was the acquisition of a fitting manufacturer by one of the Company's large customers. In the period since the acquisition, the Company's customer has significantly reduced its orders to the Company, and appears to be purchasing most of its fittings from the acquired manufacturer. Another factor may be that in many parts of the country farm income continues to be low resulting in less spending on capital improvement for water systems. Utility and sewer sales represented 22% of the total sales for 4Q00 compared to 10% during the first 9 months of the fiscal year in part due to the slow down in the farm or Ag market and part due to increased sales efforts in these markets. The Company increased prices on its products by 5% in October 1999 and by 5% again in April 2000 in an effort to mitigate the continuing rise in raw material prices.

         Gross Margin. Gross margin as a percentage of net sales declined in Y00 to 41.0% compared to 44.6% in Y99. The margin decreased mainly due to two factors, raw material costs and rent. Raw material costs as a percentage of net sales increased from 25.3% in Y99 to 28.9% in Y00. The Company increased prices on its products by 5% in October 1999 and by 5% again in April 2000 in an effort to mitigate the continuing rise in raw material prices. However, because of competitive pressure the Company hasn't been able to raise prices sufficiently to completely offset the rise in material costs. Rent as a percentage of net sales for Y00 and Y99 was 3.6% and 1.9% respectively. Rent increased 95.6% or $133,594 primarily due to lease payments associated with lease agreements with PVC, Inc. Verne Bray, the Chairman of the Board and Chief Executive Officer of the Company is the principal shareholder of PVC, Inc. Rentals begin at $13,500 per month for the land and building, and $9,500 per month for various pieces of equipment. The terms of the leases are for a period of ten years and five years, respectively, commencing December 1999. Upon each annual anniversary date, the monthly rentals for each lease will be adjusted by the amount of any increase in the Consumer Price Index over the preceding year. The previous lease for land, building and equipment, which was executed by the Company and Mr. Bray and expired December 31, 1999, required lease payments of $9,300 per month. The lease amounts were negotiated at rates considered by the Company's Board of Directors to represent the fair-market rental value and were approved by the disinterested members of the Company's Board of Directors. Labor and related expenses decreased 1.7% or $26,522 from Y99 to Y00 mainly due to less overtime and lower production expenses. The Company takes a physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. No material inventory adjustments were made at year-end of Y00 as a result of the physical inventory.

         Selling. Selling expenses were 21.2% of net sales for Y00 compared to 21.4% for Y99. Selling expenses in actual dollars for Y00 increased $37,707. Salaries and related benefits increased 13.4% from Y99 to Y00, mainly due to the addition of a salesman and an annual wage increase of approximately 3.5% for the existing workforce. Freight expense decreased from 7.6% of net sales in Y99 to 6.8% of net sales in Y00 partially due to receiving quantity discounts on larger freight shipments. Selling expenses were 28.2% for 4Q00 compared to 23.7% for 4Q99. Due in part to decreased sales in 4Q00 compared to 4Q99. Salaries and related benefits increased 29.8% from 4Q99 to 4Q00, mainly due to the addition of a salesman and an annual wage increase of approximately 3.5% for the existing workforce. Freight expense increased from 8.0% of net sales in 4Q99 to 8.6% of net sales in 4Q00, partially due to higher percentage of sales in the utility and sewer markets during 4Q00. In these markets the suppliers typically pays freight. Utility and sewer sales represented 22% of the total sales for 4Q00 compared to 10% during the first 9 months of the fiscal year.

         General and Administrative. General and administrative expenses were 13.8% of net sales for Y00 compared to 13.0% for Y99. In actual dollars, general and administrative expenses were $91,924 more in Y00 compared to Y99. Legal, outside consulting and accounting expenses increased $88,079 from Y99 to Y00, mainly due to legal expenses incurred to defend against two lawsuits filed against the Company by a former vender and a former landlord and related party issues in the audit for the fiscal year ended 11/30/99. Another contributing factor was that the Company hired a consultant to make recommendations for organizational structure, identify opportunities to reduce operation expenses, increase efficiencies and improve management training. As a percentage of sales, salaries and related benefits decreased 22.0%, mainly due to two factors: 1) Salaries paid to the Company's CEO was voluntarily reduced by the CEO and 2) salaries paid to the Company's executive officers were held to the same levels and in fiscal 1999.

         Other. Other expenses/revenues were 3.5% of net sales for Y00 compared to 3.7% for Y99. Interest and bank charges decreased from 4.2% in Y99 to 3.9% in Y00 mainly due to increased sales for the fiscal year. Interest expense in dollars decreased only $7,930 from Y99 to Y00. The effective interest rate (interest expense divided by the average debt balance for the period) for Y00 and Y99 was 11.9% and 11.3%, respectively.

Liquidity and Capital Resources

         The Company's principal sources of liquidity have been cash from operations and borrowing from credit facilities. Cash provided by operations was $204,395 during Y00. Cash as of November 30, 2000 was $32,576, down from $58,073 in Y99. The Company's working capital position has been improved $167,844 from November 30, 1999 to November 30, 2000. The Company's trade payables decreased by $328,684 from November 30, 1999 to November 30, 2000. On November 30, 2000, the Company was current on trade payables. During January and February each year, the Company typically ships early orders to customers. The Company has been able to borrow against these receivables, which has helped to improve cash flow during the slow winter months. The Company generally receives payment for January and February shipments in March; cash flow generally increases in March and for the remainder of the Company's normal busy season which is typically from March to June.

         On November 30, 2000, the outstanding balance of the Company's revolving line of credit was $685,428. This line of credit was entered into on April 22, 1999 with Wells Fargo Business Credit "Wells Fargo". The amount available under the facility is based on a percentage of accounts receivable and inventories.

         On November 30, 2000 and as of February 23, 2001, the Company was in compliance with all of the loan covenants with Wells Fargo. The Company is currently paying 3.0% over prime rate. Well Fargo has agreed that if no default period exists and if profitability reaches or exceeds $150,000 for the fiscal year ending November 30, 2001, the interest rate will be lowered an additional 1/2%, which would bring it back to the original interest rate of 2.5% over prime rate. The maximum line is $1,500,000, of which, based on the "Collateral Report" prepared by the Company, there was $779,416 available to borrow as of November 30, 2000.

         Also, on April 22, 1999, a second facility was closed with WebBank Corporation "WebBank" to restructure the Company's long-term debt. This facility was for $1,100,000, and the proceeds of the facility were used to pay off long-term debt of the Company with Nations Bank and several other lenders. A portion of the revolving line that was previously with Nations Bank was also paid off with the proceeds provided by this facility. The outstanding balance of the facility was $1,019,401 as of November 30, 2000.

         On November 30, 2000, the Company was in default of one of Webbank's loan covenants which restricts advances to affiliates. For Y00, the balances of a receivable from Rimshot, LLC, a company owned by a member of the family of Verne Bray increased $35,434. This increase was not a cash transaction, but rather was a result of booking a loss incurred when two loans which the Company signed were transferred to Mr. Bray. In a letter dated December 28, 2000, WebBank provided a waiver with respect to this default.

         Management believes that revenues from sales and bank resources, together with its capital resources on hand at November 30, 2000 will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition and its ability to continue to grow and expand its operations.

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

Item 7.  Financial Statements

         See pages F-1 to F-20 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         None

                              NACO INDUSTRIES, INC.

                          Index to Financial Statements

                 For The Years Ended November 30, 2000 and 1999


                                                                   Page
                                                                   ----

Independent Auditor's Report                                        F-2

Financial Statements:

       Balance Sheet                                                F-3

       Statements of Operations                                     F-4

       Statements of Stockholders' Equity                           F-5

       Statements of Cash Flows                                     F-6

       Notes to Financial Statements                                F-7

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of NACO Industries, Inc.


We have audited the accompanying balance sheet of NACO Industries, Inc. as of November 30, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NACO Industries, Inc. at November 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

By: /s/ JONES, WRIGHT, SIMKINS & ASSOCIATES LLP
-----------------------------------------------
        JONES, WRIGHT, SIMKINS & ASSOCIATES LLP
        Logan, Utah
        January 25, 2001

                              NACO INDUSTRIES, INC.
                                  BALANCE SHEET
                           November 30, 2000 and 1999

                                                              2000           1999
                                                          -----------    -----------
                                     ASSETS
                                     ------
  Cash                                                    $    32,576         58,073
  Accounts receivable, net                                    740,344        862,913
  Inventories                                                 646,469        528,461
  Prepaid expenses                                             27,468         41,283
  Current portion of deferred income taxes                     51,000        153,900
  Current portion of related party receivables                 19,597         38,385
                                                          -----------    -----------

        Total current assets                                1,517,454      1,683,015

  Property and equipment, net                               1,028,542      1,379,993
  Related party receivables                                   346,665        311,231
  Deferred income taxes                                       300,000        255,800
  Other assets, net                                           143,773        167,711
                                                          -----------    -----------

        Total assets                                      $ 3,336,434      3,797,750
                                                          ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable                                        $   440,372        769,056
  Accrued expenses                                            312,291        279,720
  Related party payable                                        10,028         15,311
  Current portion of long-term debt                            49,691         81,700
                                                          -----------    -----------

        Total current liabilities                             812,382      1,145,787

Long-term debt                                                985,635      1,140,965
Note Payable                                                  685,428        787,798
                                                          -----------    -----------

        Total liabilities                                   2,483,445      3,074,550
                                                          -----------    -----------

Commitments and contingencies                                    --             --

Stockholders' equity:
  Preferred  stock,  $3 par value; 330,000 shares
    authorized,  165,412 shares issued and outstanding
    (aggregate liquidation preference of $1,200,891 and
    $1,131,418, respectively)                                 496,236        496,236
  Common stock, $.01 par value; 10,000,000
    shares authorized, 1,926,330 and 1,902,268 shares
    issued and outstanding, respectively                       19,263         19,023
  Additional paid-in capital                                1,018,044      1,018,284
  Accumulated (deficit)                                      (680,554)      (810,343)
                                                          -----------    -----------

        Total stockholders' equity                            852,989        723,200
                                                          -----------    -----------

        Total liabilities and stockholders' equity        $ 3,336,434      3,797,750
                                                          ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                              NACO INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                 For the Years Ended November 30, 2000 and 1999

                                                                2000           1999
                                                            -----------    -----------
Sales, net                                                  $ 7,679,573      7,432,130

Cost of goods sold                                            4,534,000      4,114,266
                                                            -----------    -----------

      Gross profit                                            3,145,573      3,317,864
                                                            -----------    -----------

Operating expenses:
  Selling expenses                                            1,627,923      1,590,216
  General and administrative expenses                         1,058,199        966,275
  Research and development expenses                                 113         31,751
                                                            -----------    -----------

      Total operating expenses                                2,686,235      2,588,242
                                                            -----------    -----------

      Income from operations                                    459,338        729,622
                                                            -----------    -----------

Other income (expense):
  Interest income                                                 2,791          2,142
  Interest expense                                             (301,273)      (309,203)
  Other                                                          27,633         32,188
                                                            -----------    -----------

      Total other expense                                      (270,849)      (274,873)
                                                            -----------    -----------

      Income before income taxes                                188,489        454,749

Income tax expense                                              (58,700)       (30,300)
                                                            -----------    -----------

Income from continuing operations                               129,789        424,449
                                                            -----------    -----------

Discontinued operations:
  Loss from operations of discontinued segment, net of
     income tax benefit of $320,200 in 1999                        --         (535,455)
  Loss on disposal of discontinued segment, net of income
     taxes of $128,600 in 1999                                     --         (214,995)
                                                            -----------    -----------

        Net loss from discontinued segment                         --         (750,450)
                                                            -----------    -----------

        Net income (loss)                                   $   129,789       (326,001)
                                                            ===========    ===========

Preferred stock dividends                                       (69,473)      (138,946)
                                                            -----------    -----------

        Net income (loss) applicable to common stock        $    60,316       (464,947)
                                                            ===========    ===========

Earnings per common share (basic and diluted):
  Continuing operations                                     $       .03            .15
  Discontinued operations                                          --             (.40)
                                                            -----------    -----------

        Net earnings per common share (basic and diluted)   $       .03           (.25)
                                                            ===========    ===========

Weighted average common and common equivalent shares          1,913,000      1,887,000
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              NACO INDUSTRIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Years Ended November 30, 2000 and 1999

                                 (SPLIT TABLE)
                                                                                            Additional
                                      Preferred Stock               Common Stock             Paid-in
                                    Shares        Amount       Shares          Amount        Capital
                                 -----------   -----------   -----------    -----------    -----------
Balance at December 1, 1998          165,412   $   496,236     2,147,102    $    21,472    $ 1,084,959

Issuance of common stock
  for equipment                         --            --          10,000            100         22,401

Issuance of common stock under
  a subscription agreement              --            --          16,041            161           (161)

Treasury stock retired                  --            --        (270,875)        (2,710)       (88,915)

Net loss                                --            --            --             --             --
                                 -----------   -----------   -----------    -----------    -----------

Balance at November 30, 1999         165,412       496,236     1,902,268         19,023      1,018,284

Issuance of common stock under
  a subscription agreement              --            --          24,062            240           (240)

Net income                              --            --            --             --             --
                                 -----------   -----------   -----------    -----------    -----------

Balance at November 30, 2000         165,412   $   496,236     1,926,330    $    19,263    $ 1,018,044
                                 ===========   ===========   ===========    ===========    ===========



                                                                                 Total
                                 Accumulated         Treasury Stock          Stockholders'
                                   Deficit        Shares         Amount          Equity
                                 -----------    -----------    -----------    -----------
Balance at December 1, 1998      $  (484,342)      (270,875)   $   (91,625)   $ 1,026,700

Issuance of common stock
  for equipment                         --             --             --           22,501

Issuance of common stock under
  a subscription agreement              --             --             --             --

Treasury stock retired                  --          270,875         91,625           --

Net loss                            (326,001)          --             --         (326,001)
                                 -----------    -----------    -----------    -----------

Balance at November 30, 1999        (810,343)          --             --          723,200

Issuance of common stock under
  a subscription agreement              --             --             --             --

Net income                           129,789           --             --          129,789
                                 -----------    -----------    -----------    -----------

Balance at November 30, 2000     $  (680,554)          --      $      --      $   852,989
                                 ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                              NACO INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                 For the Years Ended November 30, 2000 and 1999

                                                                              2000          1999
                                                                           ----------    ----------
Cash flows from operating activities:
  Net income from continuing operations                                    $  129,789       424,449
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                            289,233       312,080
     Loss on disposition of equipment                                           4,410         4,971
     Provision for losses on receivables and inventories                      (39,875)         --
     Deferred income taxes                                                     58,700      (419,500)
     Warranty reserve                                                            --          80,000
    (Increase) decrease in:
       Accounts receivable                                                    151,484      (338,340)
       Inventories                                                           (107,048)       55,387
       Prepaid expenses                                                        13,815         6,480
     Increase (decrease) in:
       Accounts payable                                                      (328,684)      350,398
       Accrued expenses                                                        32,571       (13,637)
                                                                           ----------    ----------

          Net cash provided by continuing operating activities                204,395       462,288

          Net cash used in discontinued operating activities                     --        (488,483)
                                                                           ----------    ----------

          Net cash provided by (used in) operating activities                 204,395       (26,195)
                                                                           ----------    ----------

Cash flows from investing activities:
  Purchases of property and equipment                                         (40,332)      (99,100)
  Change in related party accounts                                              6,388       (10,288)
  Other assets                                                                  4,695      (147,329)
                                                                           ----------    ----------

          Net cash used in continuing investing activities                    (29,249)     (256,717)

          Net cash used in discontinued investing activities                     --            --
                                                                           ----------    ----------

          Net cash used in investing activities                               (29,249)     (256,717)
                                                                           ----------    ----------

Cash flows from financing activities:
  Decrease in line of credit, net                                            (102,370)      (61,528)
  Payments on long-term debt                                                  (98,273)     (803,467)
  Proceeds from long-term debt                                                   --       1,108,552
                                                                           ----------    ----------

          Net cash (used in) provided by continuing financing activities     (200,643)      243,557

          Net cash used in discontinued financing activities                     --            --
                                                                           ----------    ----------

          Net cash (used in) provided by financing activities                (200,643)      243,557
                                                                           ----------    ----------

          Net decrease in cash                                                (25,497)      (39,355)

Cash, beginning year                                                           58,073        97,428
                                                                           ----------    ----------

Cash, end of year                                                          $   32,576        58,073
                                                                           ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Organization

NACO Industries, Inc. (the "Company"), manufactures, produces, and sells polyvinyl chloride ("PVC") products. The Company's primary line of business consists of manufacturing PVC pipe fittings and valves which are sold throughout the United States by wholesale distributors. The manufacturing facilities of the Company are located in Garden City, Kansas; Lodi, California; and, Logan, Utah.

NACO Composites, Inc. (Composites) was a wholly owned subsidiary of the Company engaged in manufacturing composite products. Composites was merged into the Company on April 21, 1999. On August 31, 1999, the management of the Company made the decision to discontinue the operations of Composites. As such, the accompanying 1999 financial statements present as discontinued operations the operations of Composites and the composites product line. The Company completed the shut down of the composite operations and disposed of its assets or transferred them to other divisions by November 30, 1999. The assets sold consisted of equipment. The selling price of the equipment was approximately $32,000 and was evidenced by a promissory note. Net sales of the discontinued operations in 1999 was approximately $871,000.

Concentrations of Credit Risk

The Company sells PVC products nationwide to customers in the agribusiness and industrial economic sectors. Most of the Company's accounts receivable, which are unsecured, are with customers in these sectors. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

Use of Estimates in the Preparation of Financial Statements

The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding certain assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

Cash and cash equivalents are determined by the Company to be cash and short-term highly liquid investments with initial maturity dates of three months or less that are readily convertible to cash.

Inventories

Raw material inventories and goods purchased for resale are recorded at the lower of cost (first-in, first-out method) or market. Manufactured finished goods and work in process inventory are recorded at the lower of cost (standard cost method) or market which represents management's estimate of its net realizable value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Costs of major renewals or betterments are capitalized over the remaining useful lives of the related assets. Depreciation and amortization are computed by using the straight-line method. Buildings are depreciated over twenty-five to thirty years and equipment is depreciated over three to ten years. The cost of property disposed of and related accumulated depreciation or amortization are removed from the accounts at the time of disposal, and gain or loss is reflected in operations.

Other Assets

Debt issuance costs are included in other assets and are amortized as additional interest expense over the specific term of the related indebtedness using the straight-line method. Accumulated amortization is $32,073 and $12,830 at November 30, 2000 and 1999, respectively. Amortization expense totaled $19,243 and $12,830 in 2000 and 1999, respectively.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

Revenue Recognition

Revenue is recognized upon shipment of the product to the customer.

Advertising Costs

Advertising costs are expensed when incurred and totaled approximately $20,000 and $19,000 for the years ended November 30, 2000 and 1999, respectively.

Research and Development Costs

Research and development costs are expensed when incurred.

Income Taxes

The Company files federal and state income tax returns. Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes. The principal differences relate to the use of the modified accelerated cost recovery methods to depreciate property and equipment, inventory valuation allowance, net operating loss carryforwards, and from inventory capitalization requirements.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Reclassifications

Certain amounts in the 1999 financial statements were reclassified to conform to the current year presentation.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999


Note 2 - Accounts Receivable
----------------------------

Accounts receivable consist of the following at November 30:

                                                                          2000           1999
                                                                   -----------    -----------
         Trade receivables                                         $   779,182        930,666
         Allowance for doubtful accounts                               (38,838)       (67,753)
                                                                   -----------    -----------

                                                                   $   740,344        862,913
                                                                   ===========    ===========
Note 3 - Inventories
--------------------

Inventories consist of the following at November 30:

                                                                          2000           1999
                                                                   -----------    -----------
         Raw materials                                             $   293,802        187,813
         Finished goods                                                402,667        401,608
            Valuation allowance                                        (50,000)       (60,960)
                                                                   -----------    -----------

                                                                   $   646,469        528,461
                                                                   ===========    ===========

Note 4 - Property and Equipment
-------------------------------

Property and equipment consists of the following at November 30:

                                                                          2000           1999
                                                                   -----------    -----------
         Machinery and equipment                                   $ 1,861,938      2,035,403
         Buildings and improvements                                    607,658        610,038
         Office equipment                                              389,933        626,696
         Vehicles                                                      114,516        143,356
         Land                                                           40,700         40,700
                                                                   -----------    -----------

                                                                     3,014,745      3,456,193
         Less accumulated depreciation and
           amortization                                             (1,986,203)    (2,076,200)
                                                                   -----------    -----------

                                                                   $ 1,028,542      1,379,993
                                                                   ===========    ===========

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 5 - Note Payable
---------------------

The note payable consists of a bank revolving line-of-credit which allows the Company to borrow a maximum of $1,500,000. The note bears interest at the prime rate plus 2.5%, is secured by receivables, inventories, property and equipment and life insurance, matures on April 30, 2003 and had an outstanding balance of $685,428 and $787,798 at November 30, 2000 and 1999, respectively. The line-of-credit agreement contains covenants pertaining to minimum net worth, minimum net income, debt, dividends and capital purchases.

Note 6 - Long-Term Debt
-----------------------

Long-term debt consists of the following at November 30:

                                                                   2000           1999
                                                            -----------    -----------
Note payable to a bank in monthly installments of
 $12,569, including interest at the prime rate plus 1.5%,
 secured by receivables, inventories, and property and
 equipment, due April 2014                                  $ 1,019,401      1,086,588

Notes payable to banks in aggregate  monthly
 installments of $1,541, including interest at rates
 ranging from 8.5% to 9.95%, secured by vehicles
 maturing in March 2002                                          11,607         20,738

Capital leases obligations                                        4,318        115,339
                                                            -----------    -----------

  Total long-term obligations                                 1,035,326      1,222,665

  Less current portion                                          (49,691)       (81,700)
                                                            -----------    -----------

                                                            $   985,635      1,140,965
                                                            ===========    ===========

The Company's principal long-term debt agreement contains various covenants pertaining to working capital, debt, dividends, and capital purchases.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 6 - Long-Term Debt (continued)
-----------------------------------

Future maturities of long-term debt at November 30, 2000 is as follows:

                        Year ending
                        November 30,                      Amount
                        ------------             ---------------
                           2001                  $        49,691
                           2002                           50,921
                           2003                           52,125
                           2004                           56,530
                           2005                           63,072
                           Thereafter                    762,987
                                                 ---------------

                                                 $     1,035,326
                                                 ===============
Note 7 - Capital Lease Obligations
----------------------------------

The Company leases equipment under capital lease agreements which provide for the option to purchase the equipment at the end of the lease. Future minimum lease payments under capital leases at November 30, 2000 are as follows:

                       Year ending
                       November 30,                       Amount
                                                 ---------------
                           2001                  $         3,312
                           2002                            1,380
                                                 ---------------

                                                           4,692
            Less amount representing
              interest                                     (374)
                                                 ---------------

            Present value of future
              minimum lease payments             $         4,318
                                                 ===============


The cost, accumulated amortization and amortization expense of equipment under capital leases is approximately as follows at November 30:

                                                            2000            1999
                                                 --------------- ---------------
         Cost                                    $         9,000         139,000
         Accumulated amortization                          4,000          14,000
         Amortization expense                              2,000          14,000

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 8 - Operating Leases
-------------------------

The Company leases its California, Texas and Utah buildings and certain equipment under non-cancelable operating leases. Rental expense related to these operating leases for the years ended November 30, 2000 and 1999, was approximately $354,000 and $235,000, respectively.

Future minimum rental payments under non-cancelable operating leases as of November 30, 2000 are approximately as follows:

                   Year ending
                   November 30,                           Amount

                         2001                    $       341,451
                         2002                            347,331
                         2003                            356,014
                         2004                            364,913
                         2005                            362,236
                                                 ---------------

                                                 $     1,771,945
                                                 ===============

Note 9 - Income Taxes
---------------------

The income tax expense for the years ended November 30, consisted of the following:

                                             2000           1999
                                     ------------ --------------
         Current provision:
              Federal                $        -              -
              State                           -             (900)
                                     ------------ --------------

                                              -             (900)

         Deferred provision:              (58,700)       (29,400)
                                     ------------ --------------

         Total                       $    (58,700)       (30,300)
                                     ============ ==============

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 9 - Income Taxes (continued)
---------------------------------

The (provision) benefit for income taxes differs from the amount computed at the statutory rates as follows at November 30:

                                                                                   2000         1999
                                                                              ---------    ---------
         Federal tax at statutory rate                                        $ (53,000)    (160,600)
         State taxes                                                             (9,000)     (16,900)
         Other                                                                    3,300        5,200
         Change in valuation allowance                                             --        142,000
                                                                              ---------    ---------

                                                                              $ (58,700)     (30,300)
                                                                              =========    =========

Deferred tax assets (liability) are comprised the following at November 30:

                                                                                   2000         1999
                                                                              ---------    ---------
     Assets:
         Net operating loss carryforwards                                     $ 421,000      484,400
         Warranty reserve and accruals                                           41,000       38,100
         Inventories                                                             33,000       35,200
         Allowance for doubtful accounts and other                               22,000       21,500
                                                                              ---------    ---------

                                                                                517,000      579,200
         Valuation allowance                                                    (80,000)     (80,000)
                                                                              ---------    ---------

                                                                                437,000      499,200
     Liability:
         Depreciation                                                           (86,000)     (89,500)
                                                                              ---------    ---------

     Net deferred tax asset                                                     351,000      409,700
     Less current portion                                                       (51,000)    (153,900)
                                                                              ---------    ---------

                                                                              $ 300,000      255,800
                                                                              =========    =========

As of November 30, 2000, the Company had net operating loss carryforwards of approximately $1,100,000. These carryforwards begin to expire in 2010. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of NOL carryforward which could be utilized.
Also, the ultimate realization of these carryforwards are due, in part, on the tax laws in effect at the time and future events which cannot be determined.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 10 - Capital Stock
-----------------------

Preferred Stock

In February 1995, the Company amended its Articles of Incorporation to authorize 330,000 shares of Series 1, Class A, 7 percent Cumulative Convertible Preferred Stock, with a par value of $3.00 per share. In the event of liquidation of the Company, the preferred stock will have a liquidation preference to the extent of $6.00 per share plus accrued and unpaid dividends. The preferred stock is convertible at any time into shares of the Company's common stock at a conversion rate of two shares of common stock for one share of preferred stock. The preferred stockholders are entitled to one vote per share.

Dividends on the shares of preferred stock are cumulative from the date of first issuance and are payable semi-annually at the rate of 7 percent per annum of the stated unit value of $6.00 per share on February 28 and August 31 of each year. No dividends may be paid to common shareholders until all cumulative dividends on preferred shares have been declared and paid. The preferred stock may be redeemed at any time, at the discretion of the Company, at $6.00 per share plus all accrued and unpaid dividends.

At November 30, 2000 and 1999, dividends in arrears were approximately $208,000 ($ 1.26 per share) and $139,000, ($ .84 per share), respectively. At November 30, 1999, the Company's preferred dividends were more than two years in arrears. As a result, the holders of the preferred stock have the right, voting as a class, to elect two members of the Company's board of directors at the next annual meeting.

Subscription Agreement:


The Company has a stock subscription agreement which requires the Company to issue 24,062 shares of common stock per year until the Company establishes a market for its common stock that trades for at least $6.00 per share for any ten consecutive trading days. The Company issued 24,062 and 16,041 shares of common stock under the stock subscription agreement during the years ended November 30, 2000 and 1999, respectively.

Note 11 - Stock Options and Warrants
------------------------------------

The Company has adopted a Stock Incentive Plan, (the "Plan"), whereby certain employees may be granted incentive or non-qualified stock options to purchase up to 200,000 shares of common stock. A committee appointed by the Board determines the exercise price of options granted under the Plan. The exercise price of incentive options must not be less than the fair market value of the common stock as of the date of grant. The maximum term of the options is six years and they vest over a five-year period.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 11 - Stock Options and Warrants (continued)
------------------------------------------------

The Plan also allows for granting of stock appreciation rights. Upon exercise of a stock appreciation right, the holder may receive shares of common stock and cash equal to the excess of the fair market value of the common stock at the date of exercise over the option price.

A schedule of the options and warrants outstanding is as follows:

                                                                                Exercise
                                                   Number of                    Price Per
                                             Options           Warrants            Share
                                             --------------------------------------------
         Outstanding at December 1, 1998     289,000          248,775          $3.00-4.00
         Granted                              36,000               -                 3.00
         Canceled                            (24,000)         (97,525)          3.00-3.75
                                             --------------------------------------------

         Outstanding at November 30, 1999    301,000          151,250           3.50-4.00
         Granted                              20,000
         Canceled                             (9,000)        (151,250)          3.00-3.50
                                             --------------------------------------------

         Outstanding at November 30, 2000    312,000               -           $3.00-4.00
                                             ============================================

Note 12 - Stock Based Compensation
----------------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Had compensation expense for the Company's stock options and warrants been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations applicable to common stock would have been as follows for the years ended November 30:

                                                       2000              1999
                                                       ----              ----

         Net income (loss)                        $  60,316          (464,947)
         Net income (loss) - pro forma            $  41,425          (479,647)
         Earnings (loss) per share - as reported  $     .03              (.25)
         Earnings (loss) per share - pro forma    $     .02              (.25)

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 12 - Stock Based Compensation (continued)
----------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at November 30:

                                                    2000               1999
                                                    ----               ----

         Expected dividend yield                        -                -
         Expected stock price volatility                -                 1%
         Risk-free interest rate                       6%              6.14%
         Expected life of options                10 years            5 years


The weighted average fair value of options granted was $0 and $2.23 during the years ended November 30, 2000 and 1999, respectively.

The following table summarizes information about stock options outstanding at November 30, 2000:

                                       Outstanding                                 Exercisable
                                       -----------                                 -----------
                                        Weighted
                                         Average
                                        Remaining         Weighted
                                       Contractual        Average                        Weighted Average
     Exercise           Number            Life            Exercise          Number           Exercise
      Price          Outstanding         (Years)           Price          Exercisable         Price
     -----------       -------             ---            --------          -------          --------
     $ 3.00-4.00       312,000             3.7            $   3.48          246,800          $   3.49
     ===========       =======             ===            ========          =======          ========

Note 13 - Earnings Per Share
----------------------------

The securities that could potentially dilute basic earnings per share in the future, but were not included in the diluted earnings per share calculation, are as follows:

                  Security                          2000              1999
                  --------                          ----              ----

                  Options                        246,800           181,200
                  Warrants                             -           151,250
                  Convertible preferred stock    330,824           330,824

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 14 - Pension Plan
----------------------

The Company sponsors an IRC Sec. 401(k) deferred compensation plan that covers all employees over age 21 with over one year of service. The Company makes matching contributions, at fifty percent of the employee's deferral, up to four percent of gross wages for employees who elect salary deferral. The amount of pension expense for the years ended November 30, 2000 and 1999, was approximately $24,000 and $25,000, respectively.

Note 15 - Related Party Transactions
------------------------------------

The Company leases its Logan, Utah, manufacturing and sales facility and certain equipment from P.V.C., Inc., a corporation owned 100 percent by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $23,000 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC, Inc. At November 30, 2000 and 1999, the outstanding mortgage balance was approximately $682,000 and $217,000, respectively. At November 30, 2000 and 1999, the Company had loaned to PVC, Inc. $19,597 and $38,385, respectively. The loans are unsecured, non-interest bearing and payable on demand.

During fiscal year 1999, the Company entered into two lease financing agreements for equipment that is being used in the operation of a limited liability company ("Rimshot") owned by a son of Verne Bray. The Company also advanced $250,000 to Rimshot for start-up costs. Rimshot did not make all of the payments on the leases and was unable to pay any of the advances owed for start-up costs.

During fiscal year 2000, Rimshot became an inactive limited liability company. Verne Bray signed an indemnification agreement to hold the Company harmless for funds paid on behalf of Rimshot. The Board of Directors approved the Company's execution of the indemnification agreement. The agreement covers $259,144 of costs advanced to Rimshot for start-up operations, and $52,087 for principal and interest payments made on leased machinery used by Rimshot. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. After October 1, 2001, the monthly payments increase to $5,000. Pursuant to the indemnification agreement, Verne Bray conveyed to the Company a security interest in all PVC, Inc. lease receivables from the Company. The Company has also signed a security agreement with PVC, Inc. that allows the Company to offset payments due to PVC, Inc. in the event of default on the indemnification agreement. The Company, with the approval of the financing company, transferred the lease financing agreements to PVC, Inc. At November 30, 2000 and 1999 Rimshot owed the Company $346,665 and $311,231, respectively.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 15 - Related Party Transactions (continued)
------------------------------------------------

PVC, Inc. is a 51 percent owner of a corporation, named Advantage Molds, Inc. ("Advantage"). Advantage operated a machine shop inside the Logan facility until November 30, 1999. Subsequent to November 30, 1999, the Company took over operation of the machine shop, and Advantage began leasing its equipment to PVC Inc. At November 30, 2000 and 1999, the Company owed Advantage $10,028 and $15,311, respectively.

Through September 1999, the Company leased a manufacturing and sales facility in Ogden, Utah, from a former employee and director of NACO Composites, Inc. This director discontinued his employment and service as a director in June 1998. Monthly rentals were due in the amount of $4,500. Operations were discontinued during fiscal year 1999 at the Ogden, Utah facility.

Note 16 - Supplemental Cash Flow Information
--------------------------------------------

During the year ended November 30, 2000, the Company exchanged equipment with a net book value of $117,383 and related long-term debt of $89,066 for a related party receivable of $28,317.

During the year ended November 30, 1999 the Company:

        o Acquired property and equipment in exchange for long-term debt of $202,088.
        o Issued common stock in exchange for property and equipment of $22,501.

Actual cash paid for interest and income taxes for the years ended November 30, are approximately as follows:

                                                      2000               1999
                                            --------------        ------------
Interest:
  Continuing operations                     $      301,000             312,000
  Discontinued operations                                -              15,000
                                            --------------        ------------

                                            $      301,000             327,000
                                            ==============        ============

Income taxes                                $            -                   -
                                            ==============        ============

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2000 and 1999

Note 17 - Fair Value  Financial Instruments
-------------------------------------------

The Company's financial instruments consist of cash, receivables, payables and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the notes bear interest at floating market interest rates.

Note 18 - Commitments and Contingencies
---------------------------------------

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, commercial transactions, etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.

Note 19 - Recent Accounting Pronouncements
------------------------------------------

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133" and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 138 and 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 138 and 133 will not have any material effect on the financial statements of the Company.

In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121." The Company believes that the adoption of SFAS 139 will not have any material effect on the financial statements of the Company.

                                    PART III

         The information required by this Part III is omitted from this Report in that the Company will file with the Securities and Exchange Commission a definitive proxy statement for the Annual Meeting of Shareholders of the Company to be held on May 17, 2001 (the "Proxy Statement"), not later than 120 days after November 30, 2000, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement specifically identified below which address the items set forth herein are incorporated by reference.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2001.

                                   NACO INDUSTRIES, INC.



                                   By: /s/ W. Michael Hopkins
                                   --------------------------
                                           W. Michael Hopkins, President

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date
---------                  -----                              ----

/s/ Verne E. Bray          Chairman of the Board,             February 26, 2001
-----------------          Principal Executive Officer,
Verne E. Bray              Secretary


/s/ W. Michael Hopkins     President and Director             February 26, 2001
----------------------
W. Michael Hopkins


/s/ Jeff. Kirby            Exec. Vice President and Chief     February 26, 2001
---------------            Financial Officer, Treasurer
Jeff Kirby                 and Director


/s/ Jack Prust             Director                           February 26, 2001
--------------
Jack Prust


/s/ Jim C. Czirr           Director                           February 26, 2001
----------------
Jim C. Czirr

Supplemental Information to be furnished with Reports Filed Pursuant to Section 15(d) Of the Exchange Act by Non-Reporting Issuers.

         The Company currently does not intend to prepare and distribute a separate annual report to shareholders.

                                  EXHIBIT INDEX


                                     Description                Exhibit No.
        -----------------------------------------------------------------------
 3(i)   Articles of Incorporation of the Company                    (1)

3(ii)   Bylaws of the Company...................................    (1)

    4   Instruments Defining Rights of Security Holders.........    (2)

 10.1   Nonqualified Stock Option Agreement.....................    (1)

 10.2   Lease Agreement on Lodi, California Facility............    (1)

 10.3   Promissory Note with P.V.C., Inc........................    (1)

 10.4   Sales Representation Agreement with Thomas Christy......    (1)

 10.5   Agreements with warehouse agents........................    (2)

 10.6   Stock Incentive Plan....................................    (3)

 10.7   Indemnification Agreement...............................    (4)

 10.8   Commercial Property Lease Agreement.....................    (4)

 10.9   Equipment Lease Agreement...............................    (4)

10.10   Second Amendment to Credit and Security Agreement          10.14

   21   Subsidiaries of Registrant..............................    (3)

         -------------------------
(1) Filed as an exhibit in the original filing of the SB-2 Registration Statement filed with the Securities and Exchange Commission on October 12, 1994, SEC file number 3385044-D.
(2) Filed as an exhibit to Amendment Number 1 of the SB-2 Registration Statement filed with the Securities and Exchange Commission on December 28, 1994.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1999.