Form 10QSB
period 2001-02-28
NACO INDUSTRIES INC
filed 2001-04-11
CIK 931585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended February 28,2001

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

                     395 West 1400 North, Logan, Utah 84341
               (Address of principal executive offices)(Zip Code)

                   Registrant's Telephone Number 435-753-8020
--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of February 28, 2001, the Registrant had 1,926,330 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


Transitional Small Business Disclosure Format Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                          February 28             November 30
                                                       -----------------      ------------------
ASSETS                                                       2001                    2000
                                                       -----------------      ------------------
                                                          (Unaudited)
Current assets:
  Cash                                                 $         139,710      $           32,576
  Accounts receivable, net of allowances
    Of $99,726 / $38,838                                         824,976                 740,344
  Related parties                                                 25,723                  19,597
  Inventory                                                      692,546                 646,469
  Other current assets                                            27,634                  27,468
  Deferred income taxes                                           51,000                  51,000
                                                       -----------------      ------------------
       Total current assets                                    1,761,589               1,517,454
                                                       -----------------      ------------------
Property and equipment:
  Land                                                            40,700                  40,700
  Buildings and improvements                                     607,658                 607,658
  Equipment and vehicles                                       2,368,570               2,366,387
  Equipment construction in process                                5,376
                                                       -----------------      ------------------
       Total property and equipment                            3,022,304               3,014,745

  Accumulated depreciation                                    (2,044,755)             (1,986,203)
                                                       -----------------      ------------------
       Net property and equipment                                977,549               1,028,542
                                                       -----------------      ------------------
Other assets:
  Accounts receivable from related parties                       341,665                 346,665
  Intangible and other assets                                    138,962                 143,773
  Deferred income taxes, net of allowance of $80,000             313,300                 300,000
                                                       -----------------      ------------------
       Total other assets                                        793,927                 790,438
                                                       -----------------      ------------------
       Total assets                                    $       3,533,065      $        3,336,434
                                                       =================      ==================



                       See Notes to Financial Statements

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                             February 28           November 30
                                                                          ----------------      ----------------
LIABILITIES:                                                                    2001                  2000
                                                                          ----------------      ----------------
                                                                            (Unaudited)

Current liabilities:
  Accounts payable                                                        $        446,960     $         440,372
  Accrued expenses                                                                 299,161               312,291
  Income taxes payable                                                                   0
  Due to related parties                                                            10,028                10,028
  Current portion of long-term obligations                                          48,136                49,691
                                                                          ----------------      ----------------
       Total current liabilities                                                   804,285               812,382
                                                                          ----------------      ----------------
                                                                          ----------------      ----------------
Long-term liabilities:
  Long-term obligations, less current portion                                      974,481               985,635
  Note Payable                                                                     938,050               685,428
                                                                          ----------------      ----------------
       Total long-term liabilities                                               1,912,531             1,671,063
                                                                          ----------------      ----------------
       Total liabilities                                                         2,716,816             2,483,445
                                                                          ----------------      ----------------
Stockholders' equity:
   Preferred Stock, 7% Cumulative, convertible $3.00par value,330,000              496,236               496,236
shares authorized, 165,412 shares issued and outstanding. (Aggregate liquidation preference $1,235,342 and $1,200,891 respectively)
  Common stock, $.01 par value, 10,000,000 shares authorized; 1,926,330             19,263                19,263
shares issued and outstanding.
  Additional paid-in capital                                                     1,018,044             1,018,044
  Accumulated deficit                                                             (717,294)             (680,554)
                                                                          ----------------      ----------------
       Total stockholders' equity                                                  816,249               852,989
                                                                          ----------------      ----------------
       Total liabilities and
         stockholders' equity                                             $      3,533,065     $       3,336,434
                                                                          ================      ================



                       See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                   Three months ended
                                                                             February 28          February 29
                                                                          --------------------------------------
                                                                               2001                   2000
                                                                          ----------------      ----------------
Sales, net                                                                $      1,589,323      $      2,197,038

Cost of goods sold                                                                 979,018             1,280,727
                                                                          ----------------      ----------------
       Gross profit                                                                610,305               916,311

Operating expenses:
  Selling expenses                                                                 341,430               361,532
  General and administrative expenses                                              256,003               257,066
                                                                          ----------------      ----------------
       Total operating expenses                                                    597,433               618,598
                                                                          ================      ================

       Income (loss) from operations                                                12,872               297,713

Other income (expense):
  Interest income                                                                      399                   700
  Other                                                                                  0                13,888
  Interest expense                                                                 (63,310)              (80,593)
                                                                          ----------------      ----------------
       Total other income (expense)                                                (62,911)              (66,005)
                                                                          ================      ================

Income (loss) before income taxes                                         $        (50,040)     $        231,708

Income tax expense (benefit)                                                        13,300                78,000
                                                                          ----------------      ----------------
       Net income (loss)                                                  $        (36,740)     $        153,708
                                                                          ================      ================
Adjustment for preferred dividends in arrears                                      (34,451)              (34,451)
                                                                          ----------------      ----------------
Adjusted net income (loss) to common stockholders                         $        (71,191)     $        119,257
                                                                          ================      ================
Earnings (loss) per common share:
  Basic:
    Net Earnings (loss)                                                   $          (0.04)     $           0.06
                                                                          ================      ================
 Diluted:
    Earnings (loss) from net income                                       $          (0.04)     $           0.06
                                                                          ================      ================
Weighted average number of common
  Shares outstanding:
    Basic                                                                        1,926,330             1,876,227
                                                                          ================      ================
    Diluted                                                                      1,926,330             1,876,227
                                                                          ================      ================



                        See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    Three months ended
                                                                          --------------------------------------
                                                                             February 28           February 29
                                                                          ----------------      ----------------
                                                                               2001                   2000
Cash flows from operating activities
  Net income (loss)                                                       $        (36,740)     $        153,708
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                                   58,552                76,337
     Amortization                                                                    4,811                 4,811
     Deferred income taxes                                                         (13,300)               77,200
   (Increase) decrease in:
     Accounts receivable, net                                                      (84,632)             (288,370)
     Receivable from related parties                                                (1,126)               (4,433)
     Inventory                                                                     (46,077)                2,860
     Other                                                                            (166)               (9,108)
   Increase (decrease) in:
     Accounts payable                                                                6,588              (109,946)
     Accrued expenses                                                              (13,130)               57,571
     Income taxes payable
                                                                          ----------------      ----------------
 Net cash provided by (used in) operating activities                              (125,220)              (38,469)
                                                                          ----------------      ----------------
Cash flows from investing activities
  Purchase of  property and equipment                                               (7,559)                 (577)
                                                                          ----------------      ----------------
        Net cash provided by (used in) investing activities                         (7,559)                 (577)
                                                                          ----------------      ----------------
Cash flows from financing activities
  Net change in line of credit                                                     252,622               303,768
  Payments on long-term debt                                                       (12,709)              (48,625)
                                                                          ----------------      ----------------
        Net cash provided by (used in) financing activities                        239,913               255,143
                                                                          ----------------      ----------------
Increase (decrease) in cash                                                        107,134               216,097

        Cash, beginning of period                                                   32,576                58,073
                                                                          ----------------      ----------------
        Cash, end of period                                               $        139,710      $        274,170
                                                                          ================      ================
Supplemental disclosures:
    Income taxes paid                                                     $              0      $            900
    Interest Paid                                                         $         51,781      $         61,093



                        See Notes to Financial Statements

                              NACO INDUSTRIES, INC.
                    Notes to Financial Statements (Unaudited)
                                February 28, 2001



NOTE A - BASIS OF PRESENTATION
         In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2001. These statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2000.


NOTE B - DIVIDENDS
         Dividends on the preferred stock are cumulative at 7%. At February 28, 2001, $242,870 dividends were in arrears.

NOTE C - RELATED PARTY OPERATING LEASES
         In December, 1999 the Company entered into two related-party lease agreements with PVC, Inc., a company owned by Verne Bray, the Chairman of the Board and majority stockholder of the Company. Rentals begin at $13,500 per month for the land and building, and $9,500 per month for various pieces of equipment. The terms of the leases are for a period of ten and five years respectively, commencing December 1999. Upon each annual anniversary date, the monthly rentals for each lease shall be adjusted by the amount of any increase in the Consumer Price Index over the preceding year. The lease amounts were negotiated at the fair-market rental value and approved by Company's Board of Directors.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
NACO Industries, Inc. ("NACO" or the "Company") is a manufacturing company, which produces and sells polyvinyl chloride "PVC" products. The Company's primary line of business consists of manufacturing PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), as well as molded fittings (4" though 10" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12" in diameter).

Results of Operations
     The following discussion relates to the three months ended February 28, 2001 and February 29, 2000, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended February 28, 2001 and February 29, 2000 are referred to as 1Q01 and 1Q00, respectively. Readers are cautioned that results of operations for the three months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2001.

     Overview. The Company sustained an operating loss before taxes of $(50,040) for 1Q01 compared to an operating profit of $231,708 for 1Q00. Gross margin as a percentage of sales for 1Q01 and 1Q00 was 38.4% and 41.7%, respectively. The decrease in the Company's operating profit and gross margins was mainly due to a 27.7% decrease in net sales as discussed below.

     Net Sales: Net sales for 1Q01 decreased by 27.7% to $1,589,323, compared to net sales of $2,197,038 for 1Q00. There are several factors that contributed to decreased sales. First, the agricultural market has been weak during the past nine months mainly due to the depressed farm economy. Second, many parts of the United States have experienced a cold and wet winter, which contributes to less construction and fewer water projects during those months. In many agricultural areas of the country the winter of 1Q00 was very mild in comparison to 1Q01.

     Gross Margin. Gross margin as a percentage of sales for 1Q01 and 1Q00 was 38.4% and 41.7%, respectively. The margin for 1Q01 has decreased mainly due to decreased sales volume. When sales are down, the Company's fixed costs stay relatively constant, resulting in a lower gross margin for the period. Variable cost of raw materials decreased 3.0% from 1Q00 to 1Q01. Raw material as a percentage of sales for 1Q01 and 1Q00 was 29.0% and 32.0% respectively, mainly due to raw material prices decreasing slightly and partly due to better purchasing of raw materials by the Company during 1Q01. Labor and related expenses decreased $67,209 or 16.2% from 1Q00 to 1Q01 mainly due to a reduction in force in production and non-production personnel due to lower sales volume for the quarter. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed.

     Selling: Selling expenses were 21.5% of net sales for 1Q01, compared to 16.5% for 1Q00. The increase in selling expenses as a percentage of sales was mainly due to decreased sales volume. In actual dollars, selling expenses decreased $20,102, or 5.6%, from 1Q00 to 1Q01. Commission expense decreased
$7,985, or 16.3%, from 1Q00 to 1Q01 mainly due to decreased commissions attributable to decreased sales. Shipping supplies increased as a percentage of sales from 1.8% in 1Q00 to 2.0% in 1Q01 mainly due to lower sales volume and timing on the purchases of supplies. Freight out increased as a percentage of net sales from 4.8% in 1Q00 to 6.9% in 1Q01 mainly due to lower sales volume and partially due to not receiving quantity discounts on freight on larger shipments.

     General and administrative: General and administrative expenses represented 16.1% of net sales for 1Q01, compared to 11.7% for 1Q00. The increase was mainly due to decreased sales volume. Overall, general and administrative expenses remained relatively even in dollars at $256,003 and $257,066 for 1Q01 and 1Q00, respectively. Travel increased by $7,495 from 1Q00 to 1Q01 mainly due to the President traveling extensively with other Company employees in an effort to bolster sales during 1Q01. Legal and Accounting increased $5,421 from 1Q00 to 1Q01 mainly due to timing of the year-end accounting fees.

     Other: Other expenses/revenues were 4.0% of net sales for 1Q01, compared to 3.1% for 1Q00 mainly due to decreased sales volume. Interest expense went from 3.7% of net sales in 1Q00 to 4.0% in 1Q01. Interest decreased $17,283 from 1Q00 to 1Q01 mainly due to better cash flow that resulted in less finance charges from venders. The effective interest rates (interest expense divided by the average debt balance for the period) for 1Q01 and 1Q00 were 11.26% and 10.16%, respectively.

Liquidity and Capital Resources

     The Company's principal sources of liquidity have been cash from operations, credit facilities and equity financing. Cash used in operating activities was $125,221 in 1Q01. Cash as of February 28, 2001 was $139,710, up $107,134 from November 30, 2000. The Company's working capital has increased $252,232 from November 30, 2000 to February 28, 2001, due primarily to an increase in current assets. The increase in current assets was financed by an increase in the Company's line of credit, which is classified as long term debt. The Company increased trade payables by $6,587 from November 30, 2000 to February 28, 2001.

     At February 28, 2001, the outstanding balance of the Company's revolving line of credit was $938,050. This line of credit was entered into on April 22, 1999 with Wells Fargo Business Credit ("Wells Fargo"). The amounts available under the facility are based on a percentage of accounts receivable and inventories. It matures April 30, 2003. As of February 28, 2001 the Company was in compliance will all of the loan covenants with Wells Fargo.

     Also, on April 22, 1999, a second facility was closed with WebBank Corporation ("WebBank") to restructure the Company's long-term debt. This facility was for $1,100,000, and the proceeds of the facility were used to pay off long-term debt of the Company with Nations Bank and several other lenders. A portion of the revolving line that was previously with Nations Bank was also paid off with the proceeds provided by this facility. The outstanding balance of the facility was $1,009,630 as of February 28, 2001.

     On November 30, 2000, the Company was in default of one of Webbank's loan covenants, which restricts advances to affiliates. For the fiscal year ended November 30, 2000, the balances of a receivable from Rimshot, LLC, a company owned by a member of the family of Verne Bray, the Company's Chief Executive Officer and principal shareholder, increased $35,434. This increase was not a cash transaction, but rather was a result of booking a loss incurred when two loans, which the Company signed, were transferred to Mr. Bray. In a letter dated December 28, 2000, WebBank and the United States Department of Agriculture provided a waiver with respect to this default.

     Management believes that with its capital resources on hand at February 28, 2001, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

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

Employment Agreements

     In December 2000, the Company entered into an employment contract with W. Michael Hopkins, the Company's President. The contract is for a term of 5 years and provides for a base salary of $90,000. In addition, there is an annual bonus structure based on a percentage of net profits before taxes on any net profits before taxes over $500,000. Mr. Hopkins is entitled to receive a payment of $100,000 if his employment is terminated in violation of the terms of the employment agreement. Also included in the agreement is an option to purchase 100,000 shares of Common Stock at $2.00 per share. The option vests at 20% per each year until 100% becomes vested on December 1, 2005.

                           PART II - OTHER INFORMATION
Item 2 - Changes in Securities and Use of Proceeds   none

Item 6 - Exhibits and Reports on Form 8-K


     (a) Exhibits.  The following are filed as exhibits to this Report.

Exhibit No.                            Description
-----------                            -----------
  10.20         Employment agreement between the Company and W. Michael Hopkins.


     (b)  Reports on Form 8-K.  None

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant


By: /s/ VERNE E. BRAY                              April 10, 2001
---------------------------------                  ---------------
        VERNE E. BRAY                              Date
        CEO, Secretary, Chairman
        (Pricipal Executive Officer)

By: /s/ W. MICHAEL HOPKINS                         April 10, 2001
---------------------------------                  ---------------
         W. MICHAEL HOPKINS                        Date
         President

By: /s/ JEFFREY J. KIRBY                           April 10, 2001
-----------------------------------------          ---------------
        JEFFREY J. KIRBY                           Date
        Executive Vice President/
        Chief Financial Officer/Treasurer
        (Principal Financial and Accounting Officer)