Form 10QSB
period 2001-05-31
NACO INDUSTRIES INC
filed 2001-07-12
CIK 931585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                     the quarterly period ended May 31,2001

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


         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 31, 2001, the Registrant had 1,926,330 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format      Yes     No  X
                                                                    -
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                               May 31            November 30
                                                          ----------------    ----------------
ASSETS                                                          2001                 2000
                                                          ----------------    ----------------
                                                             (Unaudited)
Current assets:
  Cash                                                    $         42,392    $         32,576
  Accounts receivable, net of allowances
    Of $61,284 / $38,838                                           898,925             740,344
  Related parties                                                   38,223              19,597
  Inventory                                                        583,342             646,469
  Other current assets                                              24,074              27,468
  Deferred income taxes                                             51,000              51,000
                                                          ----------------    ----------------
       Total current assets                                      1,637,956           1,517,454
                                                          ----------------    ----------------
Property and equipment:
  Land                                                              40,700              40,700
  Buildings and improvements                                       607,658             607,658
  Equipment and vehicles                                         2,379,793           2,366,387
  Equipment construction in process                                    842
                                                          ----------------    ----------------
       Total property and equipment                              3,028,993           3,014,745

  Accumulated depreciation                                      (2,084,297)         (1,986,203)
                                                          ----------------    ----------------
       Net property and equipment                                  944,696           1,028,542
                                                          ----------------    ----------------
Other assets:
  Accounts receivable from related parties                         326,637             346,665
  Intangible and other assets                                      134,151             143,773
  Deferred income taxes, net of allowance of $80,000               123,900             300,000
                                                          ----------------    ----------------
       Total other assets                                          584,688             790,438
                                                          ----------------    ----------------
       Total assets                                       $      3,167,340    $      3,336,434
                                                          ================    ================


                       See Notes to Financial Statements

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                                     May 31           November 30
                                                                                -----------------  -----------------
LIABILITIES:                                                                          2001               2000
                                                                                -----------------  -----------------
                                                                                   (Unaudited)
Current liabilities:
  Accounts payable                                                              $         365,794  $         440,372
  Accrued expenses                                                                        283,889            312,291
  Due to related parties                                                                        0             10,028
  Current portion of long-term obligations                                                 49,843             49,691
                                                                                -----------------  -----------------
       Total current liabilities                                                          699,526            812,382
                                                                                -----------------  -----------------
Long-term liabilities:
  Long-term obligations, less current portion                                             958,705            985,635
  Note Payable                                                                            365,089            685,428
                                                                                -----------------  -----------------
       Total long-term liabilities                                                      1,323,794          1,671,063
                                                                                -----------------  -----------------
       Total liabilities                                                                2,033,320          2,483,445
                                                                                -----------------  -----------------
Stockholders' equity:
   Preferred Stock, 7% Cumulative, convertible $3.00par value, 330,000                    496,236            496,236
shares authorized, 165,412 shares issued and outstanding. (Aggregate liquidation preference $1,235,342 and $1,200,891 respectively)
  Common stock, $.01 par value, 10,000,000 shares authorized; 1,926,330                    19,263             19,263
shares issued and outstanding.
  Additional paid-in capital                                                            1,018,044          1,018,044
  Accumulated deficit                                                                    (389,523)          (680,554)
                                                                                -----------------  -----------------
       Total stockholders' equity                                                       1,144,020            852,989
                                                                                -----------------  -----------------
       Total liabilities and
         stockholders' equity                                                   $       3,167,340  $       3,336,434
                                                                                =================  =================

                       See Notes to Financial Statements

                              NACO INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended                Six Months Ended
                                                       -------------------------------  -------------------------------
                                                          May 31            May 31          May 31           May 31
                                                           2001              2000            2001             2000
                                                       --------------   --------------  --------------   --------------
Sales, net                                             $    2,466,591        2,360,625       4,055,914        4,557,662

Cost of good sold                                           1,200,024        1,359,778       2,179,042        2,640,504
                                                       --------------   --------------  --------------   --------------
Gross Profit                                                1,266,567        1,000,847       1,876,872        1,917,158

Operating expenses:
Selling expenses                                              448,369          442,719         789,799          804,250
General and administrative expenses                           239,527          298,119         495,530          555,186
                                                       --------------   --------------  --------------   --------------
    Total operating expenses                                  687,896          740,838       1,285,329        1,359,436
                                                       --------------   --------------  --------------   --------------
    Income from operations                                    578,671          260,009         591,543          557,722

Other income (expenses):
Interest income                                                 1,194              142           1,593              842
Other income                                                      800           10,569             800           24,457
Interest expense                                              (63,494)         (92,662)       (126,805)        (173,255)
                                                       --------------   --------------  --------------   --------------
    Total other income (expense)                              (61,500)         (81,951)       (124,412)        (147,956)

Income before income taxes                                    517,171          178,058         467,131          409,766

Income tax (expense) benefit                                 (189,400)         (76,700)       (176,100)        (154,700)
                                                       --------------   --------------  --------------   --------------
    Net income (loss)                                  $      327,771          101,358         291,031          255,066
                                                       ==============   ==============  ==============   ==============
Adjustment for preferred dividends in arrears                                                   34,451           34,451
Adjusted net income (loss) to Common Stockholders      $      327,771          101,358         256,580          220,615
                                                       ==============   ==============  ==============   ==============
Earnings (loss) per common share:
  Basic
    Net Earnings (loss)                                $          .17              .05             .13              .12
                                                       ==============   ==============  ==============   ==============
  Diluted:
    Earnings (loss) from net income                    $          .15              .05             .11              .10
                                                       ==============   ==============  ==============   ==============
Weighted average number of common shares
outstanding:
  Basic                                                     1,926,330        1,902,268       1,926,330        1,902,268
                                                       ==============   ==============  ==============   ==============
  Diluted                                                   2,257,154        2,233,092       2,257,154        2,233,092
                                                       ==============   ==============  ==============   ==============


                        See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                Six months ended
                                                                        ------------------------------
                                                                            May 31         May 31
                                                                        --------------  --------------
                                                                             2001           2000
Cash flows from operating activities
  Net income                                                            $      291,031  $      255,066
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation                                                              113,467         163,661
     Amortization                                                                9,622           9,622
     Deferred income taxes                                                     176,100         153,900
   (Increase) decrease in:
     Accounts receivable, net                                                 (158,581)       (100,153)
     Inventory                                                                  63,127          (9,339)
     Other                                                                       3,394         (62,764)
   Increase (decrease) in:
     Accounts payable                                                          (74,578)       (446,368)
     Accrued expenses                                                          (28,402)         12,552
                                                                        --------------  --------------
 Net cash provided by (used in) operating activities                           395,180         (23,823)
                                                                        --------------  --------------
Cash flows from investing activities
  Purchase of  property and equipment                                          (29,621)        (16,827)
  Change in related party accounts                                              (8,626)        (20,948)
                                                                        --------------  --------------
        Net cash provided by (used in) investing activities                    (38,247)        (37,775)
                                                                        --------------  --------------
Cash flows from financing activities
  Net change in line of credit                                                (320,339)        213,469
  Payments on long-term debt                                                   (26,778)        (70,631)
                                                                        --------------  --------------
        Net cash provided by (used in) financing activities                   (347,117)        142,838
                                                                        --------------  --------------
Increase (decrease) in cash                                                      9,816          81,240
        Cash, beginning of period                                               32,576          58,073
                                                                        --------------  --------------
        Cash, end of period                                             $       42,392  $      139,313
                                                                        ==============  ==============
See Notes to Financial Statements
Supplemental disclosures:
    Income taxes paid                                                   $          900  $          900
    Interest Paid                                                       $       98,917  $      123,220

                              NACO INDUSTRIES, INC.
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2001



NOTE A - BASIS OF PRESENTATION
         In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2001. These statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2000.

NOTE B - DIVIDENDS
         Dividends on the preferred stock are cumulative at 7%. At May 31, 2001, $242,870 dividends were in arrears.

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

NOTE D - RELATED PARTY NOTE

In March 2000, Mr. Verne Bray, Chairman of the Board and CEO, signed an indemnification agreement to hold the Company harmless for funds paid on behalf of Rimshot, a limited liability company owned by a son of Mr. Bray. The agreement covers $259,144 of costs advanced to Rimshot for startup operations, and $52,087 for principal and interest payments made on leased machinery used by Rimshot through November 30, 1999. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. After October 1, 2001, if Mr. Bray can not increase the monthly payments to at least $5,000 the note bears interest at the applicable federal rate. Pursuant to the indemnification agreement, Mr. Bray conveyed to the Company a security interest in all PVC. Inc. lease receivables from the Company. The board of directors approved the Company's execution of the indemnification agreement. The Company also signed a security agreement with PVC, Inc. which allows the Company to offset payments due to PVC, Inc. in the event of default on the indemnification agreement. At May 31, 2001 Rimshot owed the Company $326,637.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
NACO Industries, Inc. ("NACO" or the "Company") is a manufacturing company, which produces and sells polyvinyl chloride "PVC" products. The Company's primary line of business consists of manufacturing PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), as well as molded fittings (4" through 10" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufactures and sells PVC valves (4" through 12" in diameter).

Results of Operations
     The following discussion relates to the three and six month periods ended May 31, 2001 and May 31, 2000 respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended May 31, 2001 and May 31, 2000 are referred to as 2Q01 and 2Q00, respectively. The six months ended May 31, 2001 and May 31, 2000 are referred to as 2Y01 and 2Y00, respectively. Readers are cautioned that results of operations for the three and six months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2001.

     Overview. The Company achieved net income before taxes of $517,171 for 2Q01 compared to an net income before taxes of $178,058 for 2Q00. The Company achieved net income before taxes of $467,131 for 2Y01 compared to an net income before taxes of $409,766 for 2Y00. Gross margin as a percentage of sales for 2Q01 and 2Q00 was 51.3% and 42.4%, respectively. Gross margin as a percentage of sales for 2Y01 and 2Y00 was 46.3% and 42.1%, respectively. The increase in the Company's net income and gross margins was mainly due to a 9.2% decrease in raw material expense, and a 14.4% decrease in labor related expenses from 2Q00 to 2Q01 as discussed below.

     Net Sales: Net sales for 2Q01 increased by 4.5% to $2,466,591, compared to net sales of $2,360,625 for 2Q00. Net sales for 2Y01 decreased by 11.0% to $4,055,914, compared to net sales of $4,557,662 for 2Y00. Management feels there are several factors that contributed to decreased sales from 2Y00 to 2Y01. First, the agricultural market has weakened during the past year mainly due to a general decline in the U.S. farm economy. Second, many parts of the United States experienced a cold and wet winter, which resulted in decreased construction and fewer water projects during the winter months. This cold weather during the winter months compresses the spring construction season into a shorter period of time. Management feels that this compression may also partially explain why sales increased 4.5% during 2Q01 compared to 2Q00.

     Gross Margin. Gross margin as a percentage of net sales for 2Q01 and 2Q00 was 51.3% and 42.4%, respectively. Gross margin as a percentage of net sales for 2Y01 and 2Y00 was 46.3% and 42.1%, respectively. Gross margins have increased due, in part, to several factors: 1) Raw materials and 2) Labor related expenses. Raw material expenses as a percentage of sales for 2Q01 and 2Q00 were 26.5% and 30.4% respectively, and for 2Y01 and 2Y00 were 26.9% and 29.5% respectively. The decrease in raw material costs was partially due to 1) a slight decrease in raw material prices generally and 2) improvements in the Company's raw material purchasing practices during 2Y01. Labor and related expenses as a percentage of net sales for 2Q01 and 2Q00 were 17.5% and 14.4%, respectively. Labor and related expenses decreased $59,482 or 14.4% from 2Q00 to 2Q01 mainly due to a reduction in force in production and non-production personnel during the past year. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter.

     Selling: Selling expenses were 18.2% of net sales for 2Q01, compared to 18.8% for 2Q00. Selling expenses were 19.5% of net sales for 2Y01, compared to 17.6% for 2Y00. The increase in selling expenses as a percentage of sales from 2Y00 to 2Y01 was mainly due to decreased sales volume. In actual dollars, selling expenses decreased $14,451, or 1.8%, from 2Y00 to 2Y01. From 2Q00 to 2Q01 selling expense increased $5,650 mainly due to increases in salary and commission expense. Salary and commission expenses increased $10,121, or 6.6%, from 2Q00 to 2Q01 mainly due to increased commissions attributable to increased sales for the quarter. Shipping supplies decreased as a percentage of sales from 3.4% in 2Q00 to 2.4% in 2Q01 mainly due to higher sales volume and timing on the purchases of supplies. Freight out decreased as a percentage of net sales from 6.9% in 2Q00 to 6.6% in 2Q01 mainly due to higher sales volume.

     General and administrative: General and administrative expenses represented 9.7% of net sales for 2Q01, compared to 12.6% for 2Q00. The decrease was mainly due to decreased legal, accounting and outside service expense. Legal, accounting and outside service expense decreased $61,015 from 2Q00 to 2Q01. During 2Q00 the Company's management hired a consulting firm to identify opportunities to reduce operating expenses, increase efficiencies and improve management training. These costs were one-time costs incurred in 2Q00 that were not necessary to repeat in 2Q01. Excluding such legal, accounting and consulting expenses, general and administrative expenses remained relatively unchanged in dollars at $217,227 and $214,804 for 2Q01 and 2Q00, respectively.

     Other: Other expenses/revenues were 2.5% of net sales for 2Q01, compared to 3.5% for 2Q00 mainly due to decreased interest expense. Interest expense declined from 3.9% of net sales in 2Q00 to 2.6% in 2Q01. Interest expense decreased $29,168 from 2Q00 to 2Q01 mainly due to better cash flow that resulted in decreased finance charges from vendors and less borrowing on the line of credit. The average decrease in the operating line of credit was $318,000 from 2Q00 to 2Q01. The effective interest rates (interest expense divided by the average debt balance for the period) for 2Q01 and 2Q00 were 11.46% and 11.94%, respectively.

Liquidity and Capital Resources

         The Company's principal sources of liquidity have been cash from operations, credit facilities and equity financing. Cash provided by operating activities was $395,054 in 2Y01. Cash as of May 31, 2001 was $42,392, up $9,817
from November 30, 2000. The Company's working capital has increased $233,358 from November 30, 2000 to May 31, 2001, due primarily to an increase in accounts receivables and a decrease in accounts payables and accruals.

         At May 31, 2001, the outstanding balance of the Company's revolving line of credit was $365,089 compared to $1,001,267 at May 31, 2000 and $685,428 at November 30, 2000. The amount of unused credit available for borrowing at May 31, 2001 was $792,085. This line of credit was entered into on April 22, 1999 with Wells Fargo Business Credit ("Wells Fargo"). The amounts available under the facility are based on a percentage of accounts receivable and inventories. It matures April 30, 2003. As of May 31, 2001 the Company was in compliance will all of the loan covenants with Wells Fargo.

         Also, on April 22, 1999, a second facility was closed with WebBank Corporation ("WebBank") to restructure the Company's long-term debt. This facility was for $1,100,000, and the proceeds of the facility were used to pay off long-term debt of the Company with Nations Bank and several other lenders. A portion of the revolving line that was previously with Nations Bank was also paid off with the proceeds provided by this facility. The outstanding balance of the facility was $998,107 as of May 31, 2001 compared to $1,019,401 at November 30, 2000. As of May 31, 2001 the Company was in compliance with all to the loan covenants with WebBank.

         Management believes that with its capital resources on hand at May 31, 2001, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

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

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds   none

Item 4 - Submission of Matters to a Vote of Security Holders

         On May 16, 2001, the Company held its 2001 Annual Meeting of Shareholders. At the 2001 Annual Meeting, the shareholders elected the following five individuals to serve as directors:

     Director          Votes For        Votes Against    Abstentions
 Verne E. Bray         1,287,141             0               0
 W. Michael Hopkins    1,287,141             0               0
 Jeffrey J. Kirby      1,287,141             0               0
 James C. Czirr        1,287,141             0               0
 Jack Prust            1,287,141             0               0
--------------------------------------------------------------------------------
         At the 2001 Annual Meeting, the shareholders also approved a proposal to ratify the appointment of Jones, Wright, Simpkins & Associates as the independent auditor of the Company. There were 1,287,055 votes cast in favor of ratification, 2000 votes cast in opposition, 20 abstentions and 0 broker non-votes.

Item 6 - Exhibits and Reports on Form 8-K


(a)      Exhibits.  The following are filed as exhibits to this Report.

            Exhibit No.                     Description

            (a)   None



    (b)    Reports on Form 8-K.  None

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant


By: /s/ VERNE E. BRAY                                        July 10, 2001
---------------------                                        -------------
        Verne E. Bray                                        Date
        CEO, Secretary, Chairman
        (Principal Executive Officer)

By: /s/ W. MICHAEL HOPKINS                                   July 10, 2001
--------------------------                                   -------------
        W. Michael Hopkins                                   Date
        President


By: /s/ JEFFREY J. KIRBY                                     July 10, 2001
------------------------                                     ---------------
        Jeffrey J. Kirby                                     Date
        Executive Vice President/
        Chief Financial Officer/Treasurer
        (Principal Financial and Accounting Officer)