Form 10QSB
period 2001-08-31
NACO INDUSTRIES INC
filed 2001-10-15
CIK 931585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended August 31,2001

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


         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, the Registrant had 1,926,330 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format      Yes [ ]    No  [X]
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             NACO INDUSTRIES, INC.
                                 BALANCE SHEETS



                                              August 31,    November 30,
ASSETS                                        ----------    ------------
------                                            2001         2000
                                             -----------    -----------
Current assets:                               (Unaudited)
  Cash                                       $   113,403    $    32,576
  Accounts receivable,
    net of allowances
    Of $55,713 / $38,838                         698,031        740,344
  Related parties                                 38,223         19,597
  Inventory                                      557,431        646,469
  Other current assets                            38,780         27,468
  Deferred income taxes                           51,000         51,000
                                             -----------    -----------
       Total current assets                    1,496,868      1,517,454
                                             -----------    -----------

Property and equipment:
  Land                                            40,700         40,700
  Buildings and improvements                     607,658        607,658
  Equipment and vehicles                       2,388,472      2,366,387
  Equipment construction in process                2,090           --
                                             -----------    -----------
       Total property and equipment            3,038,920      3,014,745

  Accumulated depreciation                    (2,133,380)    (1,986,203)
                                             -----------    -----------
       Net property and equipment                905,540      1,028,542
                                             -----------    -----------

Other assets:
  Accounts receivable from related parties       326,637        346,665
  Intangible and other assets                    134,152        143,773
  Deferred income taxes,
    net of allowance of $80,000                   83,900        300,000
                                             -----------    -----------
       Total other assets                        544,689        790,438
                                             -----------    -----------

       Total assets                          $ 2,947,097    $ 3,336,434
                                             ===========    ===========

                        See Notes to Financial Statements

                             NACO INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                                                 August                    November 30,
                                                                                   31,
                                                                            -----------------             ----------------
LIABILITIES:                                                                      2001                         2000
------------
                                                                            -----------------             ----------------
                                                                              (Unaudited)
Current liabilities:
  Accounts payable                                                        $          361,352            $         440,372
  Accrued expenses                                                                   288,622                      312,291
  Due to related parties                                                                   0                       10,028
  Current portion of long-term obligations                                            55,568                       49,691
                                                                            -----------------             ----------------
       Total current liabilities                                                     705,542                      812,382
                                                                            -----------------             ----------------

Long-term liabilities:
  Long-term obligations, less current portion                                        939,650                      985,635
  Note Payable                                                                        91,928                      685,428
                                                                            -----------------             ----------------
       Total long-term liabilities                                                 1,031,578                    1,671,063
                                                                            -----------------             ----------------
       Total liabilities                                                           1,737,120                    2,483,445
                                                                            -----------------             ----------------

Stockholders' equity:
   Preferred Stock, 7% Cumulative, convertible $3.00 par value, 330,000              496,236                      496,236
shares authorized, 165,412 shares issued and outstanding. (Aggregate liquidation preference $1,270,364 and $1,200,891 respectively)
  Common stock, $.01 par value, 10,000,000 shares authorized; 1,926,330               19,263                       19,263
shares issued and outstanding.
  Additional paid-in capital                                                       1,018,044                    1,018,044
  Accumulated deficit                                                              (323,566)                    (680,554)
                                                                            -----------------             ----------------
       Total stockholders' equity                                                 1,209,977                       852,989
                                                                            -----------------             ----------------

       Total liabilities and
         stockholders' equity                                             $        2,947,097            $       3,336,434
                                                                            =================             ================

                       See Notes to Financial Statements

                              NACO INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                         Three Months Ended             Nine Months Ended
                                                    ----------------------------   --------------------------
                                                      August 31,     August 31,     August 31,    August 31,
                                                         2001           2000           2001          2000
                                                     -----------    -----------    -----------    -----------
Sales, net                                          $ 1,886,383      1,554,361      5,942,297      6,112,023

Cost of good sold                                     1,102,793        983,490      3,281,835      3,623,994
                                                    -----------    -----------    -----------    -----------

Gross Profit                                            783,590        570,871      2,660,462      2,488,029

Operating expenses:
Selling expenses                                        389,147        382,354      1,178,946      1,186,604
General and administrative expenses                     239,018        297,562        734,548        852,748
                                                    -----------    -----------    -----------    -----------
    Total operating expenses                            628,165        679,916      1,913,494      2,039,352
                                                    -----------    -----------    -----------    -----------

    Income from operations                              155,425       (109,045)       746,968        448,677

Other income (expenses):
Interest income                                           1,270          1,211          2,863          2,053
Other income                                                600          3,977          1,400         28,434
Interest expense                                        (51,338)       (67,051)      (178,143)      (240,305)

                                                    -----------    -----------    -----------    -----------
    Total other income (expense)                        (49,468)       (61,863)      (173,880)      (209,818)

                                                    -----------    -----------    -----------    -----------
Income before income taxes                              105,957       (170,908)       573,088        238,859

Income tax (expense) benefit                            (40,000)        64,650       (216,100)       (90,050)
                                                    -----------    -----------    -----------    -----------
    Net income (loss)                               $    65,957       (106,258)       356,988        148,809
                                                    ===========    ===========    ===========    ===========

Adjustment for preferred dividends in arrears            35,022         35,022         69,473         69,473
                                                    -----------    -----------    -----------    -----------
Adjusted net income (loss) to Common Stockholders   $    30,935       (141,280)       287,515         79,336
                                                    ===========    ===========    ===========    ===========

Earnings (loss) per common share:
  Basic
                                                    -----------    -----------    -----------    -----------
    Net Earnings (loss)                             $       .02           (.07)           .15            .04
                                                    ===========    ===========    ===========    ===========
  Diluted:
                                                    -----------    -----------    -----------    -----------
    Earnings (loss) from net income                 $       .01           (.07)           .13            .04
                                                    ===========    ===========    ===========    ===========
Weighted average number of common shares
outstanding:
  Basic                                               1,926,330      1,902,268      1,926,330      1,902,268
                                                    ===========    ===========    ===========    ===========
  Diluted                                             2,257,154      2,233,092      2,257,154      2,233,092
                                                    ===========    ===========    ===========    ===========

                        See Notes to Financial Statements

                             NACO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Six months ended
                                                              August 31,   August 31,
                                                                2001        2000
                                                              ---------    ---------
Cash flows from operating activities
  Net income                                                  $ 356,988    $ 148,809
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation                                               167,551      208,028
     Amortization                                                14,434       14,432
     Deferred income taxes                                      216,100       89,250
   (Increase) decrease in:
     Accounts receivable, net                                    42,313      294,567
     Inventory                                                   89,038      (20,805)
     Other                                                      (11,312)       4,893
   Increase (decrease) in:
     Accounts payable                                           (79,020)    (372,046)
     Accrued expenses                                           (23,669)     (35,986)

                                                              ---------    ---------
 Net cash provided by (used in) operating activities            772,423      331,142
                                                              ---------    ---------

Cash flows from investing activities
  Purchase of  property and equipment                           (44,549)     (20,518)
  Change in related party accounts                               (8,626)     (24,832)
  Investment in intangible and other assets                      (4,813)           0
                                                              ---------    ---------
        Net cash provided by (used in) investing activities     (57,988)     (45,350)
                                                              ---------    ---------

Cash flows from financing activities
  Net change in line of credit                                 (593,500)    (205,498)
  Payments on long-term debt                                    (40,108)     (91,653)
                                                              ---------    ---------
        Net cash provided by (used in) financing activities    (633,608)    (297,151)
                                                              ---------    ---------

Increase (decrease) in cash                                      80,827      (11,359)

        Cash, beginning of period                                32,576       58,073
                                                              ---------    ---------

        Cash, end of period                                   $ 113,403    $  46,714
                                                              =========    =========

See Notes to Financial Statements
Supplemental disclosures:
    Income taxes paid                                         $     900    $     900
    Interest Paid                                             $ 140,248    $ 158,297

                        See Notes to Financial Statements

                              NACO INDUSTRIES, INC.
                    Notes to Financial Statements (Unaudited)
                                 August 31, 2001



NOTE A - BASIS OF PRESENTATION

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2001. These statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2000.


NOTE B - DIVIDENDS

         Dividends on the preferred stock are cumulative at 7%. At August 31, 2001, dividends in the amount of $277,892 were in arrears.

NOTE C - RELATED PARTY OPERATING LEASES

         In December 1999 the Company entered into two related-party lease agreements with PVC, Inc., a company owned by Verne Bray, the Chairman of the Board, Chief Executive Officer and majority stockholder of the Company. The
Leases provide for monthly payments of $13,500 for the land and building, and $9,500 for various pieces of equipment subject to adjustment based upon fluctuations in the consumer price index. The terms of the leases are ten and five years respectively, commencing in December 1999. The lease amounts were negotiated at the fair-market rental value and approved by Company's Board of Directors.

NOTE D - RELATED PARTY NOTE

In March 2000, Mr. Verne Bray signed an indemnification agreement to hold the Company harmless for funds paid on behalf of Rimshot, LLC, a limited liability company owned by a son of Mr. Bray. The agreement covers $259,144 of costs advanced to Rimshot for startup operations, and $52,087 for principal and interest payments made on leased machinery used by Rimshot through November 30, 1999. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. As of October 1, 2001, the note began accruing interest at the applicable federal rate. Pursuant to the indemnification agreement, Mr. Bray conveyed to the Company a security interest in all PVC. Inc. lease receivables from the Company. The Company's Board of Directors approved the Company's execution of the indemnification agreement. The Company also signed a security agreement with PVC, Inc. which allows the Company to offset payments due to PVC, Inc. in the event of default on the indemnification agreement. At August 31, 2001 Rimshot owed the Company $326,637.

Item 2 - Management's Discussion and Analysis or Plan of Operation


Introduction

NACO Industries, Inc. ("NACO" or the "Company") is a manufacturing company, which produces and sells polyvinyl chloride "PVC" products. The Company's primary line of business consists of manufacturing and marketing PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company also sells to other manufacturers on an OEM basis. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), as well as molded fittings (4" through 10" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufactures and sells PVC valves (4" through 12" in diameter).


Results of Operations

     The following discussion relates to the three and nine-month periods ended August 31, 2001 and August 31, 2000 respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended August 31, 2001 and August 31, 2000 are referred to as 3Q01 and 3Q00, respectively. The nine months ended August 31, 2001 and August 31, 2000 are referred to as 9M01 and 9M00, respectively. Readers are cautioned that results of operations for the three and nine months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2001.

     Overview. The Company achieved net income before taxes of $105,957 for 3Q01 compared to a net loss before taxes of $(170,044) for 3Q00. The Company achieved net income before taxes of $573,088 for 9M01, compared to net income before taxes of $238,859 for 9M00. Gross margin as a percentage of sales for 3Q01 and 3Q00 was 41.5% and 36.7%, respectively. Gross margin as a percentage of sales for 9M01 and 9M00 was 44.8% and 40.7%, respectively. The increase in the Company's net income and gross margins from 3Q00 to 3Q01 was mainly due to a 21.4% increase in sales and only a 12.1% increase in cost of sales from 3Q00 to 3Q01 as discussed below. The increase in the Company's net income and gross margins from 9M00 to 9M01 was mainly due to the fact that although sales decreased from 9M00 to 9M01 by 2.8%, cost of sales decrease 9.4% as discussed below.

     Net Sales: Net sales for 3Q01 increased by 21.4% to $1,886,383, compared to net sales of $1,554,361 for 3Q00. Management feels that the main factor that contributed to increased sales from 3Q00 to 3Q01 was a 311.1% increase in sales in the utility market from 3Q00 to 3Q01. Utility sales increased from $118,361 in 3Q00 to $486,524 in 3Q01 mainly due to increases in OEM sales. Utility sales increased from 7.6% of net sales in 3Q00 to 25.8% of net sales in 3Q01. Agricultural sales decreased $59,959 or .4% from 3Q00 to 3Q01. Net sales for 9M01 decreased by 2.8% to $5,942,297, compared to net sales of $6,112,023 for 9M00. Several factors contributed to the decrease in sales from 9M00 to 9M01. First, the agricultural market has weakened during the past year mainly due to a general decline in the U.S. farm economy. Second, many parts of the United States experienced a cold and wet winter, which resulted in decreased construction and fewer water projects during the winter months. This cold and wet weather compressed the spring construction season into a shorter period of time. Utility sales increased from $515,253 in 9M00 to $989,550 in 9M01 mainly due to increases in OEM sales. Utility sales increased from 8.4% of net sales in 9M00 to 16.7% of net sales in 9M01. Agricultural sales decreased $506,309 or 8.3% from 9M00 to 9M01.

     Gross Margin. Gross margin as a percentage of net sales for 3Q01 and 3Q00 was 41.5% and 36.7%, respectively. Gross margin as a percentage of net sales for 9M01 and 9M00 was 44.8% and 40.7%, respectively. Gross margins increased in part, due to increased sales. While sales increased 21.4% from 3Q00 to 3Q01, cost of sales increased only 12.1% for the same period due in part to increased sales -relatively- to fixed costs, such as depreciation, rent and labor. Labor and related expenses as a percentage of net sales for 3Q01 and 3Q00 were 18.5% and 22.8%, respectively. Labor and related expenses decreased $5,901 or 1.7% from 3Q00 to 3Q01 mainly due to a reduction in force in non-production personnel during the past year. Raw materials as a percentage of sales for 3Q01 and 3Q00 were 29.9% and 28.6% respectively. Raw materials as a percentage of sales increased slightly primarily as a result of the shift in sales mix from agricultural sales to utility sales. Utility sales increased from 7.6% of sales in 3Q00 to 25.8% of sales in 3Q00. Utility sales generally have lower gross margins than agricultural sales. Gross margins increased from 9M00 to 9M01 in part due to decreases in raw material costs and labor and related expenses. Raw material expenses as a percentage of sales for 9M01 and 9M00 were 27.8% and 29.3% respectively. The decrease in raw material costs was partially due to a slight decrease in raw material prices generally and improvements in the Company's raw material purchasing practices during 9M01. Labor and related expenses as a percentage of sales for 9M01 and 9M00 were 14.9% and 17.3% respectively. Labor and related expenses decreased $170,513 or 16.2% from 9M00 to 9M01 mainly due to a reduction in force in production and non-production personnel during the past year due primarily in increased efficiency in the production process. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter.

     Selling: Selling expenses were 20.6% of net sales for 3Q01, compared to 24.6% for 3Q00. Selling expenses were 19.8% of net sales for 9M01, compared to 19.4% for 9M00. The decrease in selling expenses as a percentage of sales from

3Q00 to 3Q01 was mainly due to increased sales volume. In actual dollars, selling expenses increased $6,793, or 1.8%, from 3Q00 to 3Q01. Salary and commission expenses decreased $23,547, or 14.4%, from 3Q00 to 3Q01 mainly due to the increase in non-commissioned sales in the utility markets as explained above. Shipping supplies increased as a percentage of sales from 2.1% in 3Q00 to 2.7% in 3Q01 mainly due to the timing on the purchases of supplies. Shipping supplies as a percentage of net sales for 9M01 and 9M00 was 1.75% and 1.79% respectively. Freight out decreased as a percentage of net sales from 7.4% in 3Q00 to 7.0% in 3Q01 mainly due to higher sales volume. The increase in selling expenses as a percentage of net sales from 9M00 to 9M01 was mainly due to a decrease in sales volume. In actual dollars selling expenses decreased $7,658 or
 .6% from 9M00 to 9M01.

     General and administrative: General and administrative expenses represented 12.7% of net sales for 3Q01, compared to 19.1% for 3Q00. The decrease was mainly due to decreased legal, accounting and outside service expense. Legal, accounting and outside service expense decreased $50,274 from 3Q00 to 3Q01 mainly due to the timing of payments for the annual audit, and defense expenses for two lawsuits. These lawsuits were settled in 2000. General and administrative expenses represented 12.4% of net sales for 9M01 compared to 14.0% for 9M00. The decrease was mainly due to decreased legal, accounting and outside service expense. Legal, accounting and outside service expense decreased $105,868 from 9M00 to 9M01. During 9M00 the Company's management hired a consulting firm to identify opportunities to reduce operating expenses, increase efficiencies and improve management training. Theses costs were one-time expenses incurred during 9M00 that were not repeated in 9M01. The decrease in legal, accounting and outside service expense also reflected the defense expense of the two lawsuits in 9M00 mentioned above.

     Other: Other expenses/revenues were 2.6% of net sales for 3Q01, compared to 3.9% for 3Q00. Other expenses/revenues were 2.9% of net sales for 9M01, compared to 3.4% for 3Q00. The reduction was mainly due to decreased interest expense. Interest expense declined from 4.3% of net sales in 3Q00 to 2.7% in 3Q01.
Interest  expense  declined  from  3.9% of net  sales  in 9M00 to 3.0% in  9M01.
Interest expense decreased $15,713 from 3Q00 to 3Q01 and $62,162 from 9M00 to 9M01, mainly due to improved cash flow that resulted in decreased finance charges from vendors and decreased borrowing on the Company's line of credit. The average decrease in the operating line of credit was $567,255 from 3Q00 to 3Q01 and $318,307 from 9M00 to 9M01. The effective interest rates (interest expense divided by the average debt balance for the period) for 9M01 and 9M00 were 12.37% and 11.87%, respectively.




Liquidity and Capital Resources

     The Company's principal sources of liquidity have been cash from operations, credit facilities and equity financing. Cash provided by operating activities was $772,296 during 9M01. Cash as of August 31, 2001 was $113,403, up $80,827 from November 30, 2000. The Company's working capital increased $86,254 from November 30, 2000 to August 31, 2001, due primarily to an increase in cash and a decrease in accounts payable and accrued expenses.

     At August 31, 2001, the outstanding balance of the Company's revolving line of credit was $91,928 compared to $582,299 at August 31, 2000 and $685,428 at November 30, 2000. The amount of unused credit available for borrowing at August 31, 2001 was $629,064. This line of credit was entered into on April 22, 1999 with Wells Fargo Business Credit ("Wells Fargo"). The amounts available under the facility are based on a percentage of accounts receivable and inventories. As of August 31, 2001 the Company was in compliance will all of the loan covenants with Wells Fargo.

     On September 28, 2001, the Company notified Wells Fargo of the Company's intention to terminate the line of credit effective October 31, 2001. On
September 28, 2001 the Company signed a commitment letter with Zions First National Bank with respect to an operating revolving line of credit of $1,200,000 with the amounts available under the facility being based on a percentage of accounts receivable and inventories. The commitment is not binding unless loan documents are negotiated and executed by both parties on or before October 31, 2001. Terms and conditions are subject to negotiation and there can be no assurance that the loan documents will be negotiated and executed on or before October 31, 2001.

     Also, on April 22, 1999, a second facility was closed with WebBank Corporation ("WebBank") to restructure the Company's long-term debt. This facility was for $1,100,000, and the proceeds of the facility were used to pay off long-term debt of the Company with Nations Bank and other lenders. A portion of the revolving line that was previously with Nations Bank was also paid off with the proceeds provided by this facility. The outstanding balance of the facility was $986,749 as of August 31, 2001 compared to $1,019,401 at November 30, 2000. As of August 31, 2001 the Company was in compliance with all to the loan covenants with WebBank.

     Management believes that its capital resources on hand at August 31, 2001, revenues from sales and existing bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

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

Naco Industries, Inc.
Registrant


By: /s/ VERNE E. BRAY                                    October 12, 2001
---------------------                                    ----------------
        Verne E. Bray                                    Date
        CEO, Secretary, Chairman
        (Principal Executive Officer)

By: /s/ W. MICHAEL HOPKINS                               October 12, 2001
--------------------------                               ----------------
        W. Michael Hopkins                               Date
        President


By: /s/ JEFFREY J. KIRBY                                 October 12, 2001
------------------------                                 ----------------
        Jeffrey J. Kirby                                 Date
        Executive Vice President/
        Chief Financial Officer/Treasurer
        (Principal Financial and Accounting Officer)