Form 10KSB
period 2001-11-30
NACO INDUSTRIES INC
filed 2002-02-28
CIK 931585

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     _______________


                              NACO INDUSTRIES, INC.
       -------------------------------------------------------------------
         (Exact name of small business issuers specified in its charter)

          Utah                        33-85044-D                  48-0836971
          ----                        ----------                  ----------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most current fiscal year were $7,669,222.

         The   aggregate   market  value  of  the   Preferred   Shares  held  by
non-affiliates based upon the average of the bid and ask prices of the Preferred Shares in over-the-counter market on February 23, 2002 was $248,118.

         As of February 26, 2002 the Registrant had 1,950,393 shares of Common Stock outstanding, and 165,412 shares of Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders to be held May 16, 2002 are incorporated by reference in
Part III of this Report.

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

                                     PART I.


Item 1.  Business.
         ---------

Organizational History.

         NACO Industries, Inc. ("NACO" or the "Company") was organized under the laws of Kansas, and began operations in Garden City, Kansas in 1976. In 1980, the Company opened a new sales and warehouse division in Logan, Utah, operating as NACO West. In 1984, NACO acquired 100% of the Valor Division of NACO Industries, Inc., a California corporation ("NACO California"). In 1985, VC Inc., a Wyoming corporation ("VC Inc."), was formed as a Wyoming holding company and acquired the stock of NACO, as well as assets of Kansas Partnership, a Kansas partnership which owned the real estate and building used by the Company in Garden City, Kansas.

         In November 1990, NACO reorganized to consolidate the operations of NACO, NACO California and VC Inc. As one element of the reorganization, NACO changed its state of domicile to Utah. The Company now operates as a Utah corporation with facilities in Utah, Kansas and California. The Company is qualified as a foreign corporation doing business in Kansas, California and Texas.

         On October 11, 1996, the Company, formed a wholly owned subsidiary, NACO Composites, Inc. ("NACO Composites"), and acquired the assets of Dreager Manufacturing in a business combination accounted for as a purchase. The existing fiberglass operations of the Company were combined with this operation and moved to a new facility in Ogden, Utah. Effective April 21, 1999, NACO Composites was merged into NACO. From April 21, through September 29, 1999, the merged operations of NACO Composites continued as a business segment of NACO. On September 30, 1999, NACO discontinued the operations of the composite segment.

Current Business.

         NACO is a manufacturing company, which produces and sells polyvinyl chloride ("PVC") products and composite products. Headquartered in Logan, Utah, the Company has branch-manufacturing facilities in Garden City, Kansas, Lodi, California, and has entered into contractual arrangements to store its inventory in warehouse facilities located in Nebraska, Arizona, Washington and Texas. See "Item 2 - Properties".

         NACO's  primary  line of  products  consists of PVC pipe  fittings  and valves, which are sold throughout the United States through wholesale distributors to the irrigation, industrial, construction and utility industries and accounted for 98% of the Company's revenues in fiscal 2001. The Company manufactures molded fittings (4" through 10" in diameter), fabricated fittings (4" through 30" in diameter), and PVC valves (4" through 12" in diameter). Molded fittings are manufactured by forcing liquefied PVC resin into a mold. Fabricated fittings are manufactured by reshaping, cutting and welding PVC pipe. In addition to manufacturing its own products, NACO works with other organizations as a manufacturing subcontractor and original equipment manufacturer. See "Products".

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

         PVC compounds can be processed on various types of plastic processing equipment including extrusion, calendaring, injection molding, blow film, and blow molding equipment. Pipe manufacturers use an extrusion process to produce the PVC pipe, which NACO uses. In the extrusion process, PVC compound is fused in and extruded by heat and pressure. The melt is forced through a die to produce a continuous flow of the desired shape. NACO also produces injection-molded parts. The injection molding process develops a melt in a method similar to the extrusion process. The melt is injected into a mold cavity by the forward movement of an extrusion screw, filling the mold to form the part.

         The Company engages subcontractors to produce certain parts for valves and injected fittings, including foundries, injection molders, machine shops, metal stampers, metal platers, rubber vulcanizers and others. The Company generally owns the patterns and tooling for fittings and valves used by subcontractors to produce them for the Company. As a result, the tooling and patterns generally can be relocated if a subcontractor fails to provide quality parts at competitive prices. None of the custom molders or subcontractors engaged by NACO to produce fittings and values is an affiliate of the Company. They are generally paid on a per item or per pound basis net 30 days. The Company believes there are numerous custom molders and other subcontractors available, with the decision on which to be used being dictated by cost, service and quality. Generally, quantities are ordered for a four to six month period in order to provide quantity discounts and provide sufficient lead-time for production.

Products

         PVC Products. The Company manufactures and sells molded PVC fittings (4" through 10" in diameter), as well as fabricated PVC fittings (4" through 30" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers, etc. NACO also manufacturers and sells PVC valves (4" through 12 " in diameter). The Company's primary valve product lines include low pressure butterfly valves and air relief valves.

         PVC fittings and valves are generally used to control the direction and flow of fluids, dry products or gasses through a pipe network. Pipefittings are also used to extend or repair existing lines, and enable pipelines to branch off into different directions.

         The PVC industry is comprised of a number of industry market segments including construction, irrigation, utility and industrial markets. Products such as heat and air fittings are used in the construction market. In the irrigation market, farmers use fittings and valves to transport water for field irrigation and drainage. In the utilities market, private contractors and municipalities use fittings and valves in the installation and maintenance of sewer and water lines. In the industrial market, PVC fittings and valves are used for removal of toxic fumes and the supply of heating and air conditioning to commercial and residential buildings. Historically, the Company has sold a majority of its PVC products into the agricultural market. For the year ended November 30, 2001, agricultural product sales accounted for approximately 81% of the Company's PVC sales, compared to industrial, construction and utility sales of 19%. The Company currently expects that agricultural sales will continue to represent a substantial majority of its sales for the foreseeable future.

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

         The Company also acts as a manufacturing subcontractor for other companies engaged in the fabrication of custom PVC applications. Subcontracting activities may include assistance in the design, layout and establishment of a manufacturing process. The products produced by the Company under subcontracts are general OEM or custom products that are not competitive with the Company's principal products and management does not believe that acting as a subcontractor has a negative impact on sales of the Company's principal products.

         The Company purchases PVC pipe from various pipe manufacturers. Major suppliers include Kroy Industries, Diamond Pipe, Pipe Jet Stream, PW Pipe, IPEX and Certainteed Corporation. PVC pipe is a raw material required to produce the PVC pipe fittings manufactured by the Company. The Company believes that the raw materials, of PVC pipe, are interchangeable and generally readily available from multiple sources; however, at times, the industry experiences shortages in the supply of raw materials for pipe based on fluctuations in demand. The Company attempts to maintain sufficient raw material inventory to avoid the effect of these shortages, although shortages can occur in certain products during these periods. Pipe prices are as much as ten percent lower during the winter months due to decreased demand and lower resin prices. The Company attempts to take advantage of these lower prices each winter by purchasing a sufficient quantity to meet the spring and early summer demands. In addition, as a result of seasonal market aspects of the Company's business the Company typically increases its inventory of finished goods during winter months for sale in spring. The Company generally allows customers to return standard inventory items, subject to restocking fees. In addition, the Company has a special ordering program for agricultural dealers in the winter. This program allows the Company to maintain production levels during this time and also allows dealers to have their stock at the beginning of their busy season in February. Special terms are given on the orders over a specific amount. Dealers receive discounts for early payment (before March 15) and the amount of the discount decreases until the regular price is paid after May 15th of the applicable year.

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

         The Company's products are sold by a network of independent sales representatives on a commission basis. These representatives work closely with customers to ensure they receive product support, information and service. In recent years, the Company has supplemented its sales efforts through a telemarketing campaign designed to increase customer contact and encourage broader distribution of NACO catalog literature.

         The Company provides pricing information to dealers through catalog literature. Quantity discounts are offered on larger projects or orders. The Company feels that its product quality and customer service justify premium prices for its products; however the Company's pricing structure enables it to remain flexible enough to match the pricing of its competitors.

         Based on feedback from industry dealers, the Company believes that the PVC pipe and fitting industry has a reputation for long lead times and late deliveries. The Company, however, has implemented procedures to increase on-time deliveries. With its manufacturing plants and warehouse facilities located across a broad geographic area, NACO believes it can provide shorter shipping times and better service, which means improved response to customer needs. During the year ended November 30, 2001, the Company achieved its goal to ship 90% of all orders within 48 hours of receipt. In an effort to facilitate on-time delivery, the Company has developed warehouse operations in Nebraska, Arizona, Washington and Texas. The Company now relies on more frequent shipments of smaller volumes, which enables the Company to maintain favorable inventory levels. Assuring on-time delivery on larger orders is generally not as difficult because of the longer lead-time provided on larger projects.

         The Company has three PVC fittings manufacturing facilities, and leases a warehouse in Lubbock, Texas. The Company contracts with various warehouse owners to maintain and distribute its products. Contracted warehouse locations include Grand Island, Nebraska; Phoenix, Arizona; and Pasco, Washington. The warehouse agents are paid on a commission basis for handling, storing and shipping inventory. Generally, a customer will call the warehouse with an order, which is then shipped directly to the customer by the warehouse agent from the inventory at the agent's location. Invoices are sent from the Company. NACO offers customers a right to return products subject to a 20% restocking fee. Non-stock items are generally not returnable. The Company also has agreements with buy-sell representatives in Michigan, Texas, Canada and Australia. These buy-sell representatives generally purchase products from the Company, then sell them out of their own inventory to distributors. The Company provides the buy-sell representatives with a special discount based on volume. Returns by the buy-sell representatives are subject to a restocking fee. Shipping costs generally run from five to ten percent of the cost of the product. Management believes the use of the warehouse and buy-sell representatives improves the Company's ability to control shipping costs while providing timely delivery to its customers.

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

Competition.

         PVC Products. Many of the Company's competitors are substantially larger than the Company, and have greater resources. As a maturing industry, the market for fittings and valves is highly competitive. In addition, as a result of competing in a maturing industry, management believes annual percentage increases in industry sales will be lower than if the Company were operating in a developing industry. Therefore, the Company must rely on its ability to increase its market share and develop new products to increase sales. Competition within the PVC fittings industry is based on price, quality, breadth of product line and timeliness of delivery. While there are several national producers, competition generally occurs on a region-by-region basis. This is due primarily to the existence of several regional competitors and the fact that shipping represents a significant cost factor in the industry. The Company has a number of competitors who compete with the Company both at the regional level and with respect to various product lines. Present competitors include Galt Pipe and Construction (Galt, CA), Spear Manufacturing Company (Sylmar, CA), Freedom Plastics (Preston, ID), Sioliou Industries Inc. (Ville Plattle, LA), and PVC Fittings (Hereford, TX). As greater penetration of the utility market is pursued, the Company will face competition from additional competitors in the drain, waste and vent (DWV) and sewer markets. These competitors may include Industries Vassallo Inc. (Ponce, Puerto Rico), GPK Products Inc. (Fargo, ND), Freedom Plastics Inc. (Janesville, WI) and Multi Fittings (Toronto, Ontario, Canada).

         Based on feedback from dealers who sell products manufactured by certain of the Company's competitors the Company feels that the strongest attribute of its products is their quality. NACO strives to manufacture products that meet or exceed industry standards.

Planned Operational Growth.

         Product Development. The Company is developing a slide gate valve, six to twelve inches in diameter, which could be utilized in the irrigation, industrial and utility markets. During the 2001 fiscal year, the Company continued to encounter problems in testing certain raw materials utilized in the test values, which has delayed development of this product. Management feels solutions to these problems can be identified and implemented during the 2002 fiscal year. Management intends to move the new products into production as soon as testing has been completed which is anticipated to be in the 2002 fiscal year.

         Research and Development. Research and development expenditures for the fiscal years ended November 30, 2001 and 2000 were $27,695 and $113 respectively. It is anticipated that research and development expenditures for the year ended November 30, 2002 will be approximately $50,000.

         Major Customers. During the year ended November 30, 2001, no customer accounted for more than 10% of the sales of the Company and it is not anticipated that the loss of any one customer would have a material adverse impact on the revenues of the Company.

         Employees. As of November 30, 2001, NACO had 75 employees of whom 73 were employed full time and 2 were employed part-time. All plant locations are non-union. The Company anticipates it will add between four and ten additional temporary employees in various areas during the busy seasons of the coming year.

         Patent and Copyright Protection.

         NACO regularly copyrights its literature, catalogs, advertising and other proprietary information, as it deems necessary.

Item 2.  Properties.
         -----------

         Facilities.  The Company operates the following facilities:

                                       Approximate
                                       Floor Space
Location                               (square feet)        Present Use
----------------------------------     -------------        ---------------------------------
Logan, Utah (leased)..............        23,025            Manufacturing, Warehouse & Office
Garden City, Kansas (owned).......        21,326            Manufacturing, Warehouse & Office
Lodi, California (leased).........        15,800            Manufacturing, Warehouse & Office
Lubbock, Texas (leased)...........         3,750            Warehouse & Office

         The Logan and Lodi facilities, which are occupied under leases that expire in 2009 and 2004, respectively, are used for the Company's business operations. The Lubbock facility, which is used as a warehouse, is occupied under lease that was renewed in March 2001 for 18 months and expires August 31, 2002. The lease for the Logan facility is with a related party. See "Certain Relationships and Related Transactions." Lease payment amounts on the Lodi, Logan, and Lubbock facilities are $5,217, $14,224 and $1,250 per month, respectively. The Company also leases personal property and equipment from a related party at $10,010 per month. See "Certain Relationships and Related Transactions." The Garden City, Kansas property is owned by the Company and is subject to a lien, which secures indebtedness in the principal amount of approximately $975,344.

         The Company also has entered into agreements with warehouse service providers located in Grand Island, Nebraska; Phoenix, Arizona; and Pasco, Washington. As consideration for such services, the Company pays to each warehouse service provider an amount equal to 5% of sales revenues generated by the applicable warehouse. The Company also has agreements with buy-sell representatives in Michigan, Texas, Canada and Australia. The Company feels that its facilities are suitable and adequate for its current needs.

         The Company's policies regarding real estate investments are dictated primarily by the Company's operating requirements. It is not currently the Company's policy to acquire assets primarily for capital gains or income. The Company's real estate investments are limited to commercial properties used in the Company's business operations. The Company has not adopted limitations on the percentage of assets which may be invested in any single investment, or type of investment. The Company is not presently invested, and does not presently intend that it will make future investment, in real estate mortgages or real estate-based securities. Management does not believe a vote of security holders would be required to modify the Company's existing real estate investment policy.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matters were submitted to a vote of the security holders during the fourth quarter of the year ended November 30, 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

         The Company's Common Stock (the "Common Stock") is held of record by 20 holders and is not publicly traded. The Company's Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock") is held of record by 91 holders, and is traded in the over-the counter market. The Preferred Stock opened for trading in the over-the-counter market on February 26, 1996. The following table sets forth, for the periods indicated, the high and low bid prices for the Preferred Stock for the fiscal years ended November 30, 2001 and 2000 as reported by the OTC Bulletin Board. The bid prices are market quotations based on inter-dealer bid prices, without markup, markdown or commission, and may not represent actual transactions.


                                              High            Low
                                              -----------     -----------

         Year Ended November 30, 2001:
              First Quarter ...........       $1.50           $1.50
              Second Quarter ..........        1.50            1.50
              Third Quarter ...........        1.50            1.50
              Fourth Quarter ..........        1.50            1.50


                                              High            Low
                                              -----------     -----------

         Year Ended November 30, 2000:
              First Quarter ...........       $4.25           $.50
              Second Quarter ..........        4.25            .50
              Third Quarter ...........        4.25            .50
              Fourth Quarter ..........        4.25            .50


         No dividends were paid on the Common Stock in the last two fiscal years. The Company is restricted from paying dividends on its Common Stock under the terms of the Preferred Stock and its revolving credit agreement. No dividends were paid on the Preferred Stock during the last fiscal year. There is $277,892 of dividends in arrears at November 30, 2001 on the Preferred Stock. The Company is more than two years in arrears in the payment of cumulative dividends with respect to the Preferred Stock; therefore, holders of the Preferred Stock have the right, voting as a class, to elect two members of the Company's board of directors at the next annual meeting held subsequent to the arrearage. The next annual meeting will be held May 16, 2002. The Company's existing revolving credit agreement restricts the payment of dividends on the Company's stock (other than dividends payable in its stock); provided however, that the 7% annual dividend on the Preferred Stock may be paid as long as no "Event of Default" as defined in the Company's revolving credit agreement, has occurred or would result from the payment of the dividends. A dividend for 7% or one year, $69,473 was declared by the board at a board meeting on November 22, 2001 payable when the annual audit is completed around the end of February, 2002.

Item 6   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Introduction

         NACO is a manufacturing company that produces and sells PVC products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to the irrigation, industrial, construction and utility industries and accounted for 98% of the Company's revenues in fiscal 2001. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), molded fittings (4" though 10" in diameter) and PVC valves (4" through 12" in diameter). Fabricated fittings are manufactured by reshaping, cutting and welding PVC pipe. Molded fittings are manufactured by forcing liquefied PVC resin into a mold. In addition to manufacturing its own products, NACO works with other organizations as manufacturing subcontractor and original equipment manufacturer. See "Products".

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

Results of Continuing Operations

         The following discussion relates to the twelve months ended November 30, 2001 and November 30, 2000, respectively. For comparison purposes, percentages of sales will be used rather than dollars in most cases. In the following discussion, the fiscal years ended November 30, 2001 and November 30, 2000 may be referred to as Y01 and Y00, respectively. In addition the fourth fiscal quarters ended November 30, 2001 and November 30, 2000 may be referred to as 4Q01 and 4Q00, respectively.


         Overview. The Company's operations resulted in net income of $359,683 for the twelve months ended November 30, 2001. Management is continually reviewing its operations to try and reduce expenses without affecting quality and service to its customers.

         Sales. Net sales from continuing operations for Y01 decreased by .1% to $7,669,222 compared to net sales of $7,679,573 for Y00. Net sales for 4Q01 increased 10.2% to $1,726,943 from $1,567,551 in 4Q00. Sales in the agricultural market for Y01 were down 5.4% or $351,297 from Y00. Sales in the agricultural market for 4Q01 increased 9.2% or $105,017 from 4Q00. Management believes the decrease in sales to the agricultural market during Y01 may be the result of various factors. First, Management believes the U.S. farm economy experienced a general decline during Y01. Generally when farm income is low, farmers spend less on capital improvement for water systems. Second, many parts of the United States experienced a cold and wet winter, which compressed the spring construction season into a shorter period of time. Some projects that were not completed in the spring may have been completed in the fall, which would partly explain why agricultural sales were up in 4Q01 compared to 4Q00. Utility and sewer sales represented 19% of the total sales for Y01 compared to 12% for Y00 mainly due to increased sales efforts in these markets. Utility and sewer sales for 4Q01 increased $75,297 or 20% from 4Q00.

         Gross Margin. Gross margin as a percentage of net sales for Y01 increased to 44.5% compared to 41.0% in Y00. The margin increased mainly due to decreased costs in two areas: raw material and labor. Raw material costs as a percentage of net sales decreased from 28.9% in Y00 to 27.7% in Y01 or $95,293. The decrease in raw material costs was partially due to a slight decrease in raw material prices generally, as well as improvement in the Company's raw material purchasing practices during Y01. Labor and related expenses decreased $151,441, or 10%, from Y00 to Y01 mainly due to a reduction in force of non-production personnel during the year. Gross margin as a percentage of net sales for 4Q00 and 4Q01were the relatively the same at 41.95% and 41.97%, respectively. The Company takes a physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. No material inventory adjustments were made at year-end of Y01 as a result of the physical inventory.

         Selling. Selling expenses were 21.8% of net sales for Y01 compared to 21.2% for Y00. Selling expenses in actual dollars for Y01 increased $42,370. Salaries and related benefits decreased 21.0% from Y00 to Y01, mainly due to one less in-house salesman and lower commissions on agricultural sales due to lower sales. Freight expense increased from 6.8% of net sales in Y00 to 7.4% of net sales in Y01 partially due to increases in fuel costs passed on by the freight companies by way of higher freight rates. Warranty expense increased $74,752 or 272.3% due to a large warranty claim by a customer in the utility market. Management feels that the cause of the warranty claim has been corrected and that a charge this large is unlikely to be repeated. Selling expenses for 4Q01 were 28.5% of net sales compared to 28.2% of net sales for 4Q00.

         General and Administrative. General and administrative expenses for Y01 were 12.6% of net sales compared to 13.8% for Y00. In actual dollars, general and administrative expenses were $90,604 less in Y01 compared to Y00. Legal, outside consulting and accounting expenses decreased $99,037 from Y00 to Y01, mainly because the Company incurred significant legal expenses during Y00 in connection with the Company's defense of two lawsuits filed against the Company by a former vender and a former landlord. Another contributing factor was that in Y00 the Company hired a consultant to make recommendations for organizational structure, identify opportunities to reduce operation expenses, increase efficiencies and improve management training. As a percentage of sales, salaries and related benefits was 7.6% and 7.2% for Y01 and Y00 respectively mainly due to annual cost of living raises. General and administrative expenses were 13.4% for 4Q01 compared to 13.1% for 4Q00, mainly due to increased salaries and related benefits.

         Other. Other expenses/revenues were 3.5% of net sales for Y01 compared to 3.5% for Y00. Interest and bank charges decreased from 3.9% in Y00 to 3.4% in Y01 mainly due to an improved cash flow and lower borrowings during the fiscal year. Interest expense and bank charges decreased $40,270 from Y00 to Y01. The effective interest rate (interest expense divided by the average debt balance for the period) for Y01 and Y00 was 16.6% and 11.9%, respectively. The effective interest rate was higher in Y01 mainly due to a minimum interest payment required on the Wells Fargo line of credit. As discussed below, the Wells Fargo line of credit has been replaced with a Zions Bank credit facility which does not require payment of minimum interest payment.

Liquidity and Capital Resources

         The Company's principal sources of liquidity have been cash from operations and borrowing from credit facilities. Cash provided by operations was $767,038 during Y01. Cash as of November 30, 2001 was $137,355, up from $32,576 in Y00. The Company's working capital position has been improved $213,001 from November 30, 2000 to November 30, 2001. On November 30, 2001, the Company was current on trade payables. During January and February each year, the Company typically ships early orders to customers. The Company has been able to borrow against these receivables, which has helped to improve cash flow during the slow winter months. The Company generally receives payment for January and February shipments in March; cash flow generally increases in March and for the remainder of the Company's normal busy season, which is typically from March to June.

         On November 30, 2001, the outstanding balance of the Company's revolving line of credit was $131,375. On October 31, 2001 the Company paid off the Wells Fargo line of credit and entered into a new line of credit with Zions Bank for 1.2 million dollars. The amount available under the new Zions Bank facility is based on a percentage of accounts receivable and inventories. The maturity date of the Zions Bank facility is March 31, 2003. The interest rate on the note is variable and is equal to 1.75 percentage points over the prime rate. Prime rate means an index which is determined daily by the published commercial loan variable rate index held by any two of the following banks: J.P. Morgan Chase & Co., Wells Fargo Bank N.A. and Bank of America N.A.

         On November 30, 2001 the Company was in compliance with all loan covenants with Zions Bank. The maximum line is $1,200,000, of which, based on the "Collateral Report" prepared by the Company, there was $880,264 available to borrow as of November 30, 2001.

         Also, the Company has a note with WebBank Corporation. The note is secured by land, buildings and equipment owned by the Company. The note has a variable interest rate equal to The Wall Street Journal Prime Interest Rate plus one and one-half percent (1.5%) provided however, that the rate shall never exceed 14.75% nor be less than 9.75%. The rate on November 30, 2001 was 9.75%. The term of the note was fifteen (15) years from the date of closing (April
1999) and requires monthly payments. On November 30, 2001 the monthly payment required was $11,972. On November 30, 2001, the outstanding balance of the facility was $975,344 and the Company was in compliance with all loan covenants with WebBank. This line is subordinated to the Zions Bank line of credit.

         Management believes that revenues from sales and bank resources, together with its capital resources on hand at November 30, 2001 will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition and its ability to continue to grow and expand its operations.


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


Item 7.  Financial Statements
         --------------------

         See pages F-1 to F-19 hereof.


Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosures.
         ----------------------

         None

                              NACO INDUSTRIES, INC.

                          Index to Financial Statements

                     Years Ended November 30, 2001 and 2000


                                                                  Page
                                                                  ----
Independent Auditors' Report                                       F-2

Financial Statements:

       Balance Sheets                                              F-3

       Statements of Income                                        F-4

       Statements of Stockholders' Equity                          F-5

       Statements of Cash Flows                                    F-6

       Notes to Financial Statements                               F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of NACO Industries, Inc.


We have audited the accompanying balance sheets of NACO Industries, Inc. as of November 30, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NACO Industries, Inc. at November 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


JONES SIMKINS LLP
Logan, Utah
January 25, 2001

                              NACO INDUSTRIES, INC.
                                 BALANCE SHEETS
                           November 30, 2001 and 2000

                        ASSETS                               2001           2000
                                                          -----------    -----------
Current assets:
  Cash                                                    $   137,355         32,576
  Accounts receivable, net                                    742,026        740,344
  Inventories                                                 584,272        646,469
  Prepaid expenses                                             28,237         27,468
  Current deferred income tax asset                           307,000         51,000
  Current portion of related party receivables                 10,000         19,597
                                                          -----------    -----------

        Total current assets                                1,808,890      1,517,454

Property and equipment, net                                   867,732      1,028,542
Related party receivables                                     304,152        346,665
Deferred income tax asset                                        --          300,000
Other assets, net                                             181,773        143,773
                                                          -----------    -----------

        Total assets                                      $ 3,162,547      3,336,434
                                                          ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $   343,086        440,372
  Accrued expenses                                            406,518        312,291
  Related party payable                                          --           10,028
  Current portion of long-term debt                            56,043         49,691
                                                          -----------    -----------

        Total current liabilities                             805,647        812,382

Long-term debt                                                935,853        985,635
Note Payable                                                  131,375        685,428
Deferred income tax liability                                  77,000           --
                                                          -----------    -----------

        Total liabilities                                   1,949,875      2,483,445
                                                          -----------    -----------

Commitments and contingencies                                    --             --

Stockholders' equity:
  Preferred  stock,  $3 par value; 330,000 shares
    authorized,  165,412 shares issued and outstanding
    (aggregate liquidation preference of $1,270,364 and
    $1,200,891, respectively)                                 496,236        496,236
  Common stock, $.01 par value; 10,000,000
    shares authorized, 1,950,393 and 1,926,330 shares
    issued and outstanding, respectively                       19,504         19,263
  Additional paid-in capital                                1,017,803      1,018,044
  Accumulated deficit                                        (320,871)      (680,554)
                                                          -----------    -----------

        Total stockholders' equity                          1,212,672        852,989
                                                          -----------    -----------

        Total liabilities and stockholders' equity        $ 3,162,547      3,336,434
                                                          ===========    ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                              NACO INDUSTRIES, INC.
                              STATEMENTS OF INCOME
                     Years Ended November 30, 2001 and 2000

                                                          2001            2000
                                                       -----------    -----------
Sales, net                                             $ 7,669,222      7,679,573

Cost of goods sold                                       4,258,222      4,534,000
                                                       -----------    -----------
      Gross profit                                       3,411,000      3,145,573
                                                       -----------    -----------

Operating expenses:
  Selling expenses                                       1,670,293      1,627,923
  General and administrative expenses                      967,595      1,058,199
  Research and development expenses                         27,695            113
                                                       -----------    -----------
      Total operating expenses                           2,665,583      2,686,235
                                                       -----------    -----------
      Income from operations                               745,417        459,338
                                                       -----------    -----------
Other income (expense):
  Interest income                                            3,111          2,791
  Interest expense                                        (261,003)      (301,273)
  Other                                                     (6,842)        27,633
                                                       -----------    -----------
      Total other expense                                 (264,734)      (270,849)
                                                       -----------    -----------

      Income before provision for income taxes             480,683        188,489

Provision for income taxes - deferred                      121,000         58,700
                                                       -----------    -----------
        Net income                                     $   359,683    $   129,789
                                                       ===========    ===========

Preferred stock dividends                                  (69,473)       (69,473)
                                                       -----------    -----------
        Net income applicable to common stock          $   290,210    $    60,316
                                                       ===========    ===========

Net income per common share (basic and diluted)        $       .15    $       .03
                                                       ===========    ===========

Weighted average common and common equivalent shares     1,937,000      1,913,000
                                                       ===========    ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                                                                 NACO INDUSTRIES, INC.
                                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         Years Ended November 30, 2001 and 2000

                                                                                          Additional                      Total
                                       Preferred Stock             Common Stock            Paid-in      Accumulated    Stockholders'
                                    Shares        Amount        Shares       Amount        Capital        Deficit         Equity
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 1, 1999          165,412   $   496,236     1,902,268   $    19,023   $ 1,018,284    $  (810,343)   $   723,200

Issuance of common stock under
  a subscription agreement              --            --          24,062           240          (240)          --             --

Net income                              --            --            --            --            --          129,789        129,789
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at November 30, 2000         165,412       496,236     1,926,330        19,263     1,018,044       (680,554)       852,989

Issuance of common stock under
  a subscription agreement              --            --          24,063           241          (241)          --             --

Net income                              --            --            --            --            --          359,683        359,683
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at November 30, 2001         165,412   $   496,236     1,950,393   $    19,504   $ 1,017,803    $  (320,871)   $ 1,212,672
                                 ===========   ===========   ===========   ===========   ===========    ===========    ===========

                 The accompanying notes are an integral part of
                          these financial statements.

                              NACO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended November 30, 2001 and 2000

                                                              2001        2000
                                                           ---------    ---------
Cash flows from operating activities:
  Net income                                               $ 359,683      129,789
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                            220,828      289,233
     Loss on disposition of equipment                          8,840        4,410
     Provision for losses on receivables and inventories     (14,104)     (39,875)
     Deferred income taxes                                   121,000       58,700
    (Increase) decrease in:
       Accounts receivable                                    22,422      151,484
       Inventories                                            52,197     (107,048)
       Prepaid expenses                                         (769)      13,815
     Increase (decrease) in:
       Accounts payable                                      (97,286)    (328,684)
       Accrued expenses                                       94,227       32,571
                                                           ---------    ---------

          Net cash provided by operating activities          767,038      204,395
                                                           ---------    ---------

Cash flows from investing activities:
  Purchases of property and equipment                        (58,673)     (40,332)
  Change in related party accounts                            42,082        6,388
  Other assets                                               (38,000)       4,695
                                                           ---------    ---------

          Net cash used in investing activities              (54,591)     (29,249)
                                                           ---------    ---------

Cash flows from financing activities:
  Decrease in note payable                                  (554,053)    (102,370)
  Payments on long-term debt                                 (53,615)     (98,273)
                                                           ---------    ---------

          Net cash used in financing activities             (607,668)    (200,643)
                                                           ---------    ---------

          Net increase (decrease) in cash                    104,779      (25,497)

Cash, beginning year                                          32,576       58,073
                                                           ---------    ---------

Cash, end of year                                          $ 137,355       32,576
                                                           =========    =========

                 The accompanying notes are an integral part of
                          these financial statements.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

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

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

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

Other Assets

Included in other assets are debt issuance costs of approximately $72,000 and $111,000 at November 30, 2001 and 2000, respectively. These costs are amortized as additional interest expense over the specific term of the related indebtedness using the straight-line method. Accumulated amortization was approximately $12,000 and $32,000 at November 30, 2001 and 2000, respectively. Amortization expense totaled approximately $24,000 and $19,000 in 2001 and 2000, respectively.

Revenue Recognition

Revenue is recognized upon shipment of the product to the customer.

Advertising Costs

Advertising costs are expensed when incurred and totaled approximately $29,000 and $20,000 for the years ended November 30, 2001 and 2000, respectively.

Shipping and Handling Costs

The Company classifies shipping and handling costs as selling expenses in the statement of income. Shipping and handling costs totaled approximately $688,000 and $641,000 for the years ended November 30, 2001 and 2000, respectively.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

Income Taxes

The Company files federal and state income tax returns. Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes. The principal differences relate to the use of an accelerated method to depreciate property and equipment, net operating loss carryforwards, and from inventory valuation and capitalization adjustments.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. Common stock equivalents that could potentially dilute earnings per share are common stock options and convertible preferred stock.


Note 2 - Accounts Receivable
----------------------------

Accounts receivable consist of the following at November 30:

                                                    2001               2000
                                                -----------       -----------
         Trade receivables                      $   756,760       $   779,182
         Allowance for doubtful accounts            (14,734)          (38,838)
                                                -----------       -----------

                                                $   742,026       $   740,344
                                                ===========       ===========

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

Note 3 - Inventories
--------------------

Inventories consist of the following at November 30:

                                                           2001           2000
                                                    -----------    -----------

         Raw materials                              $   281,021        293,802
         Finished goods                                 363,251        402,667
         Valuation allowance                            (60,000)       (50,000)
                                                    -----------    -----------

                                                    $   584,272        646,469
                                                    ===========    ===========

Note 4 - Property and Equipment
-------------------------------

Property and equipment consists of the following at November 30:

                                                           2001           2000
                                                    -----------    -----------

         Machinery and equipment                    $ 1,895,295      1,861,938
         Buildings and improvements                     608,738        607,658
         Office equipment                               409,603        389,933
         Vehicles                                        94,141        114,516
         Land                                            40,700         40,700
                                                    -----------    -----------

                                                      3,048,477      3,014,745
         Less accumulated depreciation and
           amortization                              (2,180,745)    (1,986,203)
                                                    -----------    -----------

                                                    $   867,732      1,028,542
                                                    ===========    ===========

Note 5 - Note Payable
---------------------

The note payable at November 30, 2001, consists of a bank revolving line-of-credit which allows the Company to borrow a maximum of $1,200,000. The note bears interest at the prime rate plus 1.75%, is secured by receivables and inventories, matures on March 31, 2003 and had an outstanding balance of $131,375 at November 30, 2001. The line-of-credit agreement contains covenants related to minimum net worth, earnings before interest and taxes, debt and dividends.

At November 30, 2000, the Company had a line-of-credit which allowed the Company to borrow a maximum of $1,500,000 at the prime rate plus 2.5%. This note had an outstanding balance at November 30, 2000 of $685,428. During the year ended November 30, 2001, the Company terminated this agreement and entered into the note payable referred to in the previous paragraph.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

Note 6 - Long-Term Debt
-----------------------

Long-term debt consists of the following at November 30:
                                                                 2001          2000
                                                           ----------    ----------
Note payable to a bank in monthly installments of
$11,972, including interest at the prime rate plus 1.5%,
(with minimum and maximum rates of 9.75% and 14.75%,
respectively) secured by receivables, inventories,
and property and equipment, due June 2013                  $  975,344     1,019,401

Notes  payable to banks in aggregate  monthly
installments  of $372,  including interest at
9.95%, secured by a vehicle
maturing in February 2003                                       5,620        11,607

Capital lease obligations (see Note 7)                         10,932         4,318
                                                           ----------    ----------
  Total long-term debt                                        991,896     1,035,326

  Less current portion                                        (56,043)      (49,691)
                                                           ----------    ----------

                                                           $  935,853       985,635
                                                           ==========    ==========

Future maturities of long-term debt at November 30, 2001 is as follows:

                        Year ending
                        November 30,                       Amount
                        ------------               ---------------
                           2002                   $        56,043
                           2003                            59,565
                           2004                            64,088
                           2005                            70,685
                           2006                            77,694
                           Thereafter                     663,821
                                                  ---------------

                                                  $       991,896
                                                  ===============

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

Note 7 - Capital Lease Obligations
----------------------------------

The Company leases equipment under capital lease agreements which provide for the option to purchase the equipment at the end of the lease. Future minimum lease payments under capital leases at November 30, 2001 are as follows:

         Year ending
         November 30,                                             Amount
         ------------                                      -------------

             2002                                          $       4,328
             2003                                                  3,224
             2004                                                  3,224
             2005                                                  2,686
                                                           -------------
                                                                  13,462

             Less amount representing interest                    (2,530)
                                                           -------------

             Present value of future
               minimum lease payments                      $      10,932
                                                           =============

The cost, accumulated amortization and amortization expense of equipment under capital leases is approximately as follows at November 30:

                                                         2001               2000
                                                -------------        -----------
         Cost                                   $      19,000        $     9,000
         Accumulated amortization                       6,000              4,000
         Amortization expense                           2,000              2,000

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

Note 8 - Operating Leases
-------------------------

The Company leases its California, Texas and Utah buildings and certain equipment under non-cancelable operating leases. Rental expense related to these operating leases for the years ended November 30, 2001 and 2000, was approximately $368,000 and $354,000, respectively.

Future minimum rental payments under non-cancelable operating leases as of November 30, 2001 are approximately as follows:

                     Year ending
                     November 30,                            Amount
                     -----------                    ---------------
                         2002                       $       349,917
                         2003                               361,814
                         2004                               362,292
                                                    ---------------
                                                    $     1,074,023
                                                    ===============

Note 9 - Income Taxes
---------------------

The provision for income taxes differs from the amount computed at the statutory rates as follows at November 30:

                                                       2001                2000
                                             ---------------      -------------
         Federal tax at statutory rate       $       175,000      $      53,000
         State taxes                                  24,000              9,000
         Other                                         2,000             (3,300)
         Change in valuation allowance               (80,000)               --
                                             ---------------      -------------
                                             $       121,000             58,700
                                             ===============      =============

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

Note 9 - Income Taxes (continued)
---------------------------------

Deferred income tax assets (liabilities) are comprised the following at November 30:

                                                          2001         2000
                                                     ---------    ---------
     Assets:
         Net operating loss carryforwards            $ 195,000    $ 421,000
         Warranty reserve and accruals                  70,000       41,000
         Inventories                                    35,000       33,000
         Allowance for doubtful accounts and other       7,000       22,000
                                                     ---------    ---------
                                                       307,000      517,000
         Valuation allowance                              --        (80,000)
                                                     ---------    ---------

                                                       307,000      437,000
     Liability:
         Depreciation                                  (77,000)     (86,000)
                                                     ---------    ---------

         Net deferred tax asset                      $ 230,000    $ 351,000
                                                     =========    =========
Presented in the balance sheets as follows:

     Current deferred income tax asset               $ 307,000    $  51,000
     Deferred income tax asset                            --        300,000
     Deferred income tax liability                     (77,000)        --
                                                     ---------    ---------

         Net deferred tax asset                      $ 230,000    $ 351,000
                                                     =========    =========

As of November 30, 2001 the Company had net operating loss carryforwards of approximately $500,000. These carryforwards begin to expire in 2010. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of NOL carryforward which could be utilized.
Also, the ultimate realization of these carryforwards are due, in part, on the tax laws in effect at the time and future events which cannot be determined.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

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

Dividends on the shares of preferred stock are cumulative from the date of first issuance and are payable semi-annually at the rate of 7 percent per annum of the stated unit value of $6.00 per share on February 28 and August 31 of each year. No dividends may be paid to common shareholders until all cumulative dividends on preferred shares have been declared and paid. The preferred stock may be redeemed at any time, at the discretion of the Company, at $6.00 per share plus all unpaid dividends.

At November 30, 2001 and 2000, dividends in arrears were approximately $278,000 ($1.68 per share) and $208,000, ($1.26 per share), respectively. At November 30, 2001, the Company's preferred dividends were more than two years in arrears. As a result, the holders of the preferred stock have the right, voting as a class, to elect two members of the Company's board of directors at the next annual meeting.

Subscription Agreement

The Company has a stock subscription agreement which requires the Company to issue approximately 24,000 shares of common stock per year until the Company establishes a market for its common stock that trades for at least $6.00 per share for any ten consecutive trading days. The Company issued 24,063 and 24,062 shares of common stock under the stock subscription agreement during the years ended November 30, 2001 and 2000, respectively.


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

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

Note 11 - Stock Options and Warrants (continued)
------------------------------------------------

The Plan also allows for granting of stock appreciation rights. Upon exercise of a stock appreciation right, the holder may receive shares of common stock and cash equal to the excess of the fair market value of the common stock at the date of exercise over the option price.

The Company has also granted stock options to members of the Board of Directors for their service as Board members.

A schedule of the options and warrants outstanding is as follows:

                                                            Exercise
                                        Number of           Price Per
                                   Options     Warrants       Share
                                   --------    --------    ----------
Outstanding at December 1, 1999     301,000     151,250    $3.50-4.00
Granted                              20,000        --            3.00
Canceled                             (9,000)   (151,250)   3.00-3.50
                                   --------    --------    ----------

Outstanding at November 30, 2000    312,000        --      3.00-4.00
Granted                             100,000        --            2.00
Canceled                             (4,000)       --      3.00-4.00
                                   --------    --------    ----------

Outstanding at November 30, 2001    408,000        --      $2.00-4.00
                                   ========    ========    ==========

Note 12 - Stock Based Compensation
----------------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Had compensation expense for the Company's stock options and warrants been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income applicable to common stock would have been as follows for the years ended November 30:

                                                    2001               2000
                                          ---------------     --------------
   Net income                             $       290,210             60,316
   Net income - pro forma                 $       271,319             41,425
   Earnings per share - as reported       $           .15                .03
   Earnings per share - pro forma         $           .14                .02

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

Note 12 - Stock Based Compensation (continued)
----------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at November 30:

                                                       2001               2000
                                                   --------           --------
         Expected dividend yield                          -                  -
         Expected stock price volatility                  -                 1%
         Risk-free interest rate                         6%                 6%
         Expected life of options                  10 years           10 years


The weighted average fair value of options granted was $.89 and $0 during the years ended November 30, 2001 and 2000, respectively.

The following table summarizes information about stock options outstanding at November 30, 2001:

                             Outstanding                                             Exercisable
-----------------------------------------------------------------------   ----------------------------------
                                        Weighted
                                         Average
                                        Remaining        Weighted                              Weighted
                                       Contractual       Average                               Average
    Exercise           Number             Life           Exercise             Number           Exercise
     Price           Outstanding         (Years)           Price            Exercisable          Price
-----------------  ----------------- ---------------- -----------------   ----------------  ----------------
  $ 2.00 -4.00         408,000               2.03        $    3.12           290,000           $    3.52
=================  ================= ================ =================   ================  ================

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

Note 13 - Pension Plan
----------------------

The Company sponsors an IRC Sec. 401(k) deferred compensation plan that covers all employees over age 21 with over one year of service. The Company makes matching contributions, at fifty percent of the employee's deferral, up to four percent of gross wages for employees who elect salary deferral. The amount of pension expense for the years ended November 30, 2001 and 2000, was approximately $21,000 and $24,000, respectively.


Note 14 - Related Party Transactions
------------------------------------

The Company leases its Logan, Utah, manufacturing and sales facility and certain equipment from P.V.C., Inc. (PVC), a corporation owned 100 percent by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $23,000 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC. At November 30, 2001 and 2000, the outstanding mortgage balance was approximately $720,000 and $682,000, respectively. At November 30, 2001, the Company has a lease deposit with PVC of $23,000 which is included in other assets on the balance sheet.

In addition, Verne Bray has signed an indemnification agreement to hold the Company harmless for funds paid on behalf of an inactive limited liability company (Rimshot) owned by a son of Verne Bray. The Board of Directors approved the Company's execution of the indemnification agreement. The agreement covers $311,231 of costs advanced to Rimshot for start-up operations and principal and interest payments made on leased machinery used by Rimshot. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. Pursuant to the indemnification agreement, Verne Bray conveyed to the Company a security interest in all PVC lease receivables from the Company. The Company has also signed a security agreement with PVC that allows the Company to offset payments due to PVC in the event of default on the indemnification agreement.

At November 30, 2001 and 2000 Verne Bray and related entities owed the Company $336,221 and $314,152, respectively.

PVC is the sole shareholder of a corporation, named Advantage Molds, Inc. ("Advantage"). Advantage operated a machine shop inside the Logan facility until November 30, 1999. Subsequent to November 30, 1999, the Company took over operation of the machine shop, and Advantage began leasing its equipment to PVC. At November 30, 2001 and 2000, the Company owed Advantage $0 and $10,028, respectively.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2001 and 2000

Note 15 - Supplemental Cash Flow Information
--------------------------------------------

During the year ended November 30, 2001 the Company acquired property and equipment in exchange for long-term debt of $10,185.

During the year ended November 30, 2000, the Company exchanged equipment with a net book value of $117,383 and related long-term debt of $89,066 for a related party receivable of $28,317.

Actual cash paid for interest and income taxes for the years ended November 30, are approximately as follows:

                                                   2001               2000
                                         --------------     --------------
  Interest                               $      261,000     $      302,000
                                         ==============     ==============
  Income taxes                           $        -         $        -
                                         ==============     ==============

Note 16 - Fair Value  Financial Instruments
-------------------------------------------

The Company's financial instruments consist of cash, receivables, payables and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the notes bear interest at floating market interest rates.


Note 17 - Commitments and Contingencies
---------------------------------------

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, commercial transactions, etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.


Note 18 - Recent Accounting Pronouncements
------------------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The adoption of these statements is not expected to have a material effect on the company's financial position or results of operations.

                                    PART III

         The information required by this Part III is omitted from this Report in that the Company intends to file with the Securities and Exchange Commission a definitive proxy statement for the Annual Meeting of Shareholders of the Company to be held on May 16, 2002 (the "Proxy Statement"), not later than 120 days after November 30, 2001, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement specifically identified below which address the items set forth herein are incorporated by reference.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2002.

                                   NACO INDUSTRIES, INC.



                                   /s/  W. Michael Hopkins
                                   -----------------------
                                        W. Michael Hopkins, President

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                               Date
---------                      -----                               ----
/s/ Verne E. Bray              Chairman of the Board,              February 26, 2002
-----------------              Principal Executive Officer,
    Verne E. Bray              Secretary


/s/ W. Michael Hopkins         President and Director              February 26, 2002
---------------------
    W. Michael Hopkins

/s/ Jeff. Kirby                Exec. Vice President and Chief      February 26, 2002
---------------                Financial Officer, Treasurer
    Jeff Kirby                 and Director

/s/ Jack R. Prust              Director                            February 26, 2002
-----------------
    Jack R. Prust

/s/ James C. Czirr             Director                            February 26, 2002
-----------------
    James C. Czirr

              Supplemental Information to be furnished with Reports
                         Filed Pursuant to Section 15(d)
                  Of the Exchange Act by Non-Reporting Issuers.

         The Company currently does not intend to prepare and distribute a separate annual report to shareholders.

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------  -----------------------------------------------------------
3(i)         Articles of Incorporation of the Company                      (1)
3(ii)        Bylaws of the Company......................................   (1)
4            Instruments Defining Rights of Security Holders............   (2)
10.1         Nonqualified Stock Option Agreement........................   (1)
10.2         Lease Agreement on Lodi, California Facility...............   (1)
10.3         Promissory Note with P.V.C., Inc...........................   (1)
10.4         Sales Representation Agreement with Thomas Christy.........   (1)
10.5         Agreements with warehouse agents...........................   (2)
10.6         Stock Incentive Plan.......................................   (3)
10.7         Indemnification Agreement..................................   (4)
10.8         Commercial Property Lease Agreement........................   (4)
10.9         Equipment Lease Agreement..................................   (4)
10.10        Zions First National Bank Promissory Note..................   (5)
10.11        Zions First National Bank Business Loan Agreement..........   (5)
10.12        Zions First National Bank Commercial Security Agreement....   (5)
1           Subsidiaries of Registrant..................................   (3)


         -------------------------
(1) Filed as an exhibit in the original filing of the SB-2 Registration Statement filed with the Securities and Exchange Commission on October 12, 1994, SEC file number 3385044-D.
(2) Filed as an exhibit to Amendment Number 1 of the SB-2 Registration Statement filed with the Securities and Exchange Commission on December 28, 1994.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1999.
(5) Filed as an exhibit to the company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2001.