Form 10QSB
period 2002-02-28
NACO INDUSTRIES INC
filed 2002-04-15
CIK 931585

SEC File No. 33-85044-d


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002

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

                     395 West 1400 North, Logan, Utah 84341
                    (Address of principal executive offices)


                     Issuer's telephone number 435-753-8020
--------------------------------------------------------------------------------


         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of February 28, 2002, the issuer had 1,950,393 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format      Yes     No  X
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                    February     November
                                                       28,          30,
ASSETS                                                2002         2001
------                                              ----------   ----------
                                                   (Unaudited)
Current assets:
  Cash                                             $  113,754   $  137,355
  Accounts receivable, net of allowances
    Of $20,155 / $14,734                              928,559      742,026
  Current portion of related parties receivables       10,000       10,000
  Inventory                                           616,116      584,272
  Other current assets                                 25,793       28,237
  Deferred income taxes                               296,200      307,000
                                                   ----------   ----------
       Total current assets                         1,990,422    1,808,890

Property and equipment, net                           842,373      867,732
Related party receivables                             303,245      304,152
Other assets, net                                     179,669      181,773
                                                   ----------   ----------
Total assets                                       $3,315,709   $3,162,547

                       See Notes to Financial Statements


NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                          February 28,   November 30,
                                                                          -----------    -----------
LIABILITIES:                                                                  2002          2001
------------                                                              -----------    -----------
                                                                                (Unaudited)
Current liabilities:
  Accounts payable                                                        $   471,206    $   343,086
  Accrued expenses                                                            258,485        406,518
  Current portion of long-term obligations                                     57,822         56,043
                                                                          -----------    -----------
       Total current liabilities                                              787,513        805,647
                                                                          -----------    -----------

Long-term liabilities:
  Long-term obligations, less current portion                                 920,047        935,853
  Note Payable                                                                302,126        131,375
  Deferred income tax liability                                                77,000         77,000
                                                                          -----------    -----------
       Total long-term liabilities                                          1,299,173      1,144,228
                                                                          -----------    -----------
       Total liabilities                                                    2,086,686      1,949,875
                                                                          -----------    -----------

Stockholders' equity:
   Preferred Stock, 7% Cumulative, convertible $3.00 par value, 330,000       496,236        496,236
shares authorized and 165,412 shares issued and outstanding. (Aggregate liquidation preference $1,304,815 and $1,270,364 respectively)
  Common stock, $.01 par value, 10,000,000 shares authorized; 1,950,393        19,504         19,504
shares issued and outstanding
  Additional paid-in capital                                                1,017,803      1,017,803
  Accumulated deficit                                                        (304,520)      (320,871)
                                                                          -----------    -----------
       Total stockholders' equity                                           1,229,023      1,212,672
                                                                          -----------    -----------

       Total liabilities and
         Stockholders' equity                                             $ 3,315,709    $ 3,162,547
                                                                          ===========    ===========

                       See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                         Three months ended
                                                     February 28,  February 28,
                                                    ---------------------------
                                                       2002            2001
                                                    -----------    -----------

Sales, net                                          $ 1,819,374    $ 1,589,323

Cost of goods sold                                    1,108,417        979,018
                                                    -----------    -----------
       Gross profit                                     710,957        610,305

Operating expenses:
  Selling expenses                                      398,126        341,430
  General and administrative expenses                   252,630        256,003
                                                    -----------    -----------
       Total operating expenses                         650,756        597,433
                                                    -----------    -----------

       Income from operations                            60,201         12,872

Other income (expense):
  Interest income                                           733            399
  Interest expense                                      (33,783)       (63,310)
                                                    -----------    -----------
       Total other income (expense)                     (33,050)       (62,911)
                                                    -----------    -----------

Income before income taxes                          $    27,151    $   (50,040)

Income tax expense (benefit)                             10,800         13,300
                                                    -----------    -----------

       Net income                                   $    16,351    $   (36,740)
                                                    ===========    ===========

Adjustment for preferred dividends in arrears           (34,451)       (34,451)

                                                    -----------    -----------
Adjusted net income (loss) to common stockholders   $   (18,100)   $   (71,191)
                                                    ===========    ===========

Earnings per common share:
 Basic:                                             $     (0.01)   $     (0.04)
                                                    ===========    ===========
 Diluted:                                           $     (0.01)   $     (0.04)
                                                    ===========    ===========
Weighted average number of common
  Shares outstanding:
    Basic                                             1,950,393      1,926,330
                                                    ===========    ===========
    Diluted                                           1,950,393      1,926,330
                                                    ===========    ===========
                      See Notes to Financial Statements


NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                              Three months ended
                                                               ---------------------------------------------
                                                                   February 28,             February 28,
                                                               ---------------------      ------------------
                                                                        2002                    2001
Cash flows from operating activities
  Net income (loss)                                                  $  16,351               $ (36,740)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                       49,833                  58,552
     Amortization                                                        2,103                   4,811
     Deferred income taxes                                              10,800                 (13,300)
   (Increase) decrease in:
     Accounts receivable, net                                         (186,533)                (84,632)
     Receivable from related parties                                       907                  (1,126)
     Inventory                                                         (31,843)                (46,077)
     Other                                                               2,444                    (166)
   Increase (decrease) in:
     Accounts payable                                                  128,119                   6,588
     Accrued expenses                                                 (148,031)                (13,130)
     Income taxes payable
                                                                     ---------               ---------
 Net cash used in operating activities                                (155,850)               (125,220)
                                                                     ---------               ---------

Cash flows from investing activities
  Purchase of  property and equipment                                  (24,473)                 (7,559)

                                                                     ---------               ---------
        Net cash used in investing activities                          (24,473)                 (7,559)
                                                                     ---------               ---------

Cash flows from financing activities
  Net change in line of credit                                         170,750                 252,622
  Payments on long-term debt                                           (14,028)                (12,709)

                                                                     ---------               ---------
        Net cash provided by financing activities                      156,722                 239,913
                                                                     ---------               ---------

Increase (decrease) in cash                                            (23,601)                107,134

        Cash, beginning of period                                      137,355                  32,576
                                                                     ---------               ---------

        Cash, end of period                                          $ 113,754               $ 139,710
                                                                     =========               =========

See Notes to Financial Statements
Supplemental disclosures:
    Income taxes paid                                                $       0               $       0
    Interest Paid                                                    $  33,783               $  51,781

NACO INDUSTRIES, INC.
Notes to Financial Statements (Unaudited)
February 28, 2002



NOTE A - BASIS OF PRESENTATION
         In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2002. These statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2001.


NOTE B - DIVIDENDS
         Dividends on the preferred stock are cumulative at 7%. At February 28, 2002, dividends in the amount of $312,343 were in arrears.

NOTE C - RELATED PARTY OPERATING LEASES

The Company leases its Logan, Utah, manufacturing and sales facility and certain equipment from P.V.C., Inc. (PVC), a corporation owned 100 percent by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $23,000 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC. At November 30, 2001 and 2000, the outstanding mortgage balance was approximately $720,000 and $682,000, respectively. At February 28, 2002, the Company had a lease deposit with PVC of $23,000, which is included in other assets on the balance sheet.


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



At February 28, 2002 and November 30, 2001, Verne Bray and related entities owed the Company $313,245 and $314,152, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction
NACO Industries, Inc. ("NACO" or the "Company") is a manufacturing company, which produces and sells polyvinyl chloride ("PVC") products. The Company's primary line of business consists of manufacturing PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), as well as molded fittings (4" though 10" in diameter). Pipefitting produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers, etc. NACO also manufacturers and sells PVC valves (4" through 12" in diameter).


Results of Operations
     The following discussion relates to the three months ended February 28, 2002 and February 28, 2001, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended February 28, 2002 and February 28, 2001 are referred to as 1Q02 and 1Q01, respectively. Readers are cautioned that results of operations for the three months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2002.

     Overview. The Company sustained an operating profit before taxes of $28,701 for 1Q02 compared to an operating loss before taxes of $(50,040) for 1Q01. Gross margin as a percentage of sales for 1Q02 and 1Q01 was 39.1% and 38.4%, respectively. The increase in the Company's operating profit and gross margins was mainly due to a 14.5% increase in net sales as discussed below.

     Net Sales: Net sales for 1Q02 increased by 14.5% to $1,819,374, compared to net sales of $1,589,323 for 1Q01. Management believes that the increase in sales was due primarily to two factors. First, the Company increased its sales efforts in the agricultural and utility markets. Sales in the utility market increased 34.9% from 1Q01 to 1Q02. Sales in the agricultural market increased 10.9% from 1Q01 to 1Q02. Agricultural and utility sales as a percentage of net sales were 82.6% and 17.4% for 1Q02 and 85.3% and 14.7% for 1Q01 respectively. The second factor that contributed to the year-to-year difference was the low level of the Company's sales during 1Q01. A slower than normal market occurred in 1Q01 due mainly to a weak agricultural market and a cold wet winter in many parts of the country, which contributed to less construction and fewer water projects during those month. As a result, the net sales for 1Q01 were approximately 28% lower than the comparable quarter of the 2000 fiscal year.

     Gross Margin. Gross margin as a percentage of sales for 1Q02 and 1Q01 was 39.1% and 38.4%, respectively. The margin for 1Q02 increased, mainly due to increased sales volume. When sales change, the Company's fixed costs stay relatively constant, resulting in a higher or lower gross margin for the period. The increase in sales during 1Q02 resulted in higher margins during 1Q02. Variable cost of raw materials as a percentage of net sales was 28.6% and 27.6% for 1Q02 and 1Q01 respectively mainly due to the increase in sales in the utility market, which generally has a lower gross margin than sales in the agricultural market. Labor and related expenses increased $54,083 or 15.6% from 1Q01 to 1Q02 mainly due to an increase in the production labor force, which was due mainly to higher sales volume for the quarter. The Company also experienced certain manufacturing inefficiencies, which contributed to the increased production force. Management feels it has identified and addressed these inefficiencies and has reduced production labor levels. The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed.

     Selling: Selling expenses were 21.9% of net sales for 1Q02, compared to 21.5% for 1Q01. The increase in selling expenses as a percentage of sales was due to several principal factors. In actual dollars, selling expenses increased $56,696, or 16.6%, from 1Q01 to 1Q02. Commission expense increased $13,043, or 31.7%, from 1Q01 to 1Q02 mainly due to increased commissions attributable to increased sales. Shipping supplies decreased as a percentage of sales from 2.0% in 1Q01 to 1.9% in 1Q02 mainly due to higher sales volume and timing purchases of supplies. Freight out increased as a percentage of net sales from 6.9% in 1Q01 to 7.3% in 1Q02 mainly due to increased sales volume of larger shipments, on which the Company pays the freight.

     General and administrative: General and administrative expenses represented 13.9% of net sales for 1Q02, compared to 16.1% for 1Q01. The decrease was mainly due to increased sales volume. Overall, general and administrative expenses remained relatively even in dollars at $252,630 and $256,003 for 1Q02 and 1Q01, respectively. Travel increased by $1,654 from 1Q01 to 1Q02 mainly due to increased travel by the Company's President and other employees in an effort to bolster sales during 1Q02. Legal and accounting expenses decreased $9,522 from 1Q01 to 1Q02 mainly due to timing of the year-end accounting fees. Salaries and related expenses increased 2%, or $2,968, from 1Q01 to 1Q02, mainly due to cost of living increases given on December 1, 2001.

     Other: Other expenses/revenues were 1.8% of net sales for 1Q02, compared to 4.0% for 1Q01, mainly due to decreased interest expense. Interest expense went from 4.0% of net sales in 1Q01 to 1.9% in 1Q02. Interest decreased $29,528 from 1Q01 to 1Q02, mainly due to improved cash flow and lower borrowings during the quarter and lower interest rates. The effective interest rates (interest expense divided by the average debt balance for the period) for 1Q02 and 1Q01 were 9.43% and 11.26%, respectively.


Liquidity and Capital Resources

         The Company's principal sources of liquidity have historically been cash from operations, credit facilities and equity financing. Cash used in operating activities was $155,850 in 1Q02. Cash as of February 28, 2002 was $113,754, down $23,601 from November 30, 2001. The Company's working capital has increased $195,663 from November 30, 2001 to February 28, 2002, due primarily to an increase in current assets and a reduction in current liabilities. The increase in current assets was financed by an increase in the Company's line of credit, which is classified as long-term debt. The Company increased trade payables by $128,120 from November 30, 2001 to February 28, 2002. The Company decreased accrued warranty by $121,738 mainly due to the settlement of a warranty claim.

         At February 28, 2002, the outstanding balance of the Company's revolving line of credit was $302,126. On October 1, 2001 the Company entered into a new line of credit with Zions Bank. The amounts available under the facility are based on a percentage of accounts receivable and inventories. The new facility matures March 31, 2003. The interest rate on the facility is variable and is equal to 1.75 percentage points over the prime rate. Prime rate means an index which is determined daily by the published commercial loan variable rate index held by any two of the following banks: J.P. Morgan Chase & Co., Wells Fargo Bank N.A. and Bank of America N.A.

         On February 28, 2002, the Company was in compliance with all loan covenants with Zions Bank. The maximum line is $1,200,000, of which, based on the "Borrowing Base Certificate" prepared by the Company, there was $710,615 available to borrow as of February 28, 2002.

         Also, the Company has a note with WebBank Corporation. The note is secured by land, buildings and equipment owned by the Company. The note has a variable interest rate equal to The Wall Street Journal Prime Interest Rate plus one and one-half percent (1.5%) provided however, that the rate shall never exceed 14.75% nor be less than 9.75%. The rate on February 28, 2002 was 9.75%. The term of the note is fifteen (15) years from the date of closing (April 1999) and the note requires monthly payments. On February 28, 2002 the monthly payment required was $11,972. On February 28, 2002, the outstanding balance of the note was $963,640 and the Company was in compliance with all loan covenants with WebBank. This note is subordinated to the Zions Bank line of credit.

         Management believes that its capital resources on hand at February 28, 2002, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

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

PART II - OTHER INFORMATION
Item 3 - Defaults Upon Senior Securities(b) During the fiscal year ended November 30, 2001, and for the prior two fiscal years, the Company did not pay dividends due on its Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock"). Although the Company's Board of Directors has declared a dividend for the year ended November 30, 2001, in the aggregate amount of $69,473, the dividend had not been paid as of April 15, 2002. As of April 15, 2002, the total dividend in arrears with respect to the Preferred Stock was $312,343.

Item 6 - Exhibits and Reports on Form 8-K


     (a) none


     (b) Reports on form 8-K.  None

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant


By       /s/ VERNE E. BRAY                                   April 15, 2002
         -----------------------------------------          ---------------
             Verne E. Bray                                        Date
             CEO, Secretary, Chairman

              (Principal Executive Officer)

By          /s/ W. MICHAEL HOPKINS                           April 15, 2002
            --------------------------------------          ---------------
         W. Michael Hopkins                                       Date
                    President


By       /s/ JEFFREY J. KIRBY                                April 15, 2002
             -----------------------------------------      ---------------
             Jeffrey J. Kirby                                     Date
             Executive Vice President/Chief
             Financial Officer/Treasurer
            (Principal Financial and Accounting Officer)