Form 10QSB
period 2002-05-31
NACO INDUSTRIES INC
filed 2002-07-16
CIK 931585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 Commission file number 33-85044-d

                              NACO Industries, Inc.
         -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Utah                                            48-0836971
------------------------                         ----------------------------
(State of Incorporation)                         (IRS Employer Identification)

                     395 West 1400 North, Logan, Utah 84341
                    ----------------------------------------
                    (Address of principal executive offices)


                     Issuer's telephone number 435-753-8020

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 31, 2002, the issuer had 1,950,393 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.

     Transitional Small Business Disclosure Format Yes [  ] No  [X]

--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NACO INDUSTRIES, INC.
BALANCE SHEETS
                                                                                 May 31,   November 30
                                                                                  2002         2002
ASSETS                                                                         ----------- -----------
------                                                                         (Unaudited)   (Audited)
Current assets:
  Cash                                                                        $   78,648    $  137,355
  Accounts receivable, net of allowances
    Of $27,554 / $14,734                                                       1,062,329       742,026
  Current portion of related parties receivables                                  10,000        10,000
  Inventory                                                                      645,234       584,272
  Other current assets                                                             2,863        28,237
  Deferred income taxes                                                          118,550       307,000
                                                                              ----------    ----------
       Total current assets                                                    1,917,624     1,808,890

Property and equipment, net                                                      834,228       867,732
Related party receivables                                                        300,624       304,152
Other assets, net                                                                179,289       181,773
                                                                              ----------    ----------
Total assets                                                                  $3,231,765    $3,162,547
                                                                              ==========    ==========

                       See Notes to Financial Statements

NACO INDUSTRIES, INC.
BALANCE SHEETS
                                                                              May 31,   November 30
LIABILITIES:                                                                   2002         2002
------------                                                                ----------- -----------
                                                                            (Unaudited)   (Audited)

Current liabilities:
  Accounts payable                                                        $   410,126    $   343,086
  Accrued expenses                                                            324,613        406,518
  Current portion of long-term obligations                                     57,801         56,043
                                                                          -----------    -----------
       Total current liabilities                                              792,540        805,647
                                                                          -----------    -----------
Long-term liabilities:
  Long-term obligations, less current portion                                 905,447        935,853
  Note Payable                                                                      0        131,375
  Deferred income tax liability                                                77,000         77,000
                                                                          -----------    -----------
       Total long-term liabilities                                            982,447      1,144,228
                                                                          -----------    -----------
       Total liabilities                                                    1,774,987      1,949,875
                                                                          -----------    -----------
Stockholders' equity:
   Preferred Stock, 7% Cumulative, convertible $3.00 par value, 330,000       496,236        496,236
shares authorized and 165,412 shares issued and outstanding. (Aggregate liquidation preference $1,235,342 and $1,270,364 respectively)
  Common stock, $.01 par value, 10,000,000 shares authorized; 1,950,393        19,504         19,504
shares issued and outstanding
  Additional paid-in capital                                          .       948,330      1,017,803
  Accumulated deficit                                                          (7,292)      (320,871)
                                                                          -----------    -----------
       Total stockholders' equity                                           1,456,778      1,212,672
                                                                          -----------    -----------
       Total liabilities and
         Stockholders' equity                                             $ 3,231,765    $ 3,162,547
                                                                          ===========    ===========

                       See Notes to Financial Statements
                                       3


NACO INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                Three months ended              Six months ended
                                                              May 31,        May 31,        May 31,         May 31,
                                                               2002           2001           2002            2001
                                                           --------------------------------------------------------

Sales, net                                                 $ 2,517,617      2,466,591      4,336,991      4,055,914
Cost of goods sold                                           1,209,435      1,200,024      2,317,852      2,179,042
                                                           --------------------------------------------------------
       Gross profit                                          1,308,182      1,266,567      2,019,139      1,876,872
Operating expenses:
  Selling expenses                                             565,989        448,369        964,115        789,799
  General and administrative expenses                          235,742        239,527        488,372        495,530
                                                           --------------------------------------------------------
       Total operating expenses                                801,731        687,896      1,452,487      1,285,329
                                                           --------------------------------------------------------
       Income from operations                                  506,451        578,671        566,652        591,543
Other income (expense):
  Interest income                                                  285          1,194          1,018          1,593
  Other income                                                     800            800                           800
  Interest expense                                             (31,858)       (63,494)       (65,641)      (126,805)
                                                           --------------------------------------------------------
       Total other income (expense)                            (31,573)       (61,500)       (64,623)      (124,412)
                                                           --------------------------------------------------------
Income before income taxes                                 $   474,878        517,171        502,029        467,131
Income tax expense (benefit)                                   177,650        189,400        188,450        176,100
                                                           --------------------------------------------------------
       Net income                                          $   297,228        327,771        313,579        291,031
                                                           ========================================================
Adjustment for preferred
dividends in arrears                                              --             --          (34,451)       (34,451)
                                                           --------------------------------------------------------
Adjusted net income (loss) to common                       $   297,228        327,771        279,128        256,580
stockholders
                                                           ========================================================
Earnings per common share:
                                                           --------------------------------------------------------
 Basic:                                                    $       .15            .17            .14            .13
                                                           ========================================================
                                                           --------------------------------------------------------
 Diluted:                                                  $       .15            .17            .14            .13
                                                           ========================================================
Weighted average number of common
  Shares outstanding:
    Basic                                                    1,950,393      1,926,330      1,950,393      1,926,330
                                                           ========================================================
    Diluted                                                  1,950,393      1,926,330      1,950,393      1,926,330
                                                           ========================================================

                        See Notes to Financial Statements
                                       4

NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          Six months ended
                                                        May 31,       May 31,
                                                         2002          2001
                                                       ---------    ---------
Cash flows from operating activities
  Net income (loss)                                    $ 313,579    $ 291,031
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in)
   operating activities:
     Depreciation                                         97,466      113,467
     Amortization                                          4,207        9,622
     Deferred income taxes                               188,450      176,100
   (Increase) decrease in:
     Accounts receivable, net                           (320,302)    (158,581)
     Receivable from related parties                       3,528       (8,626)
     Inventory                                           (60,962)      63,127
     Other                                                25,374        3,394
   Increase (decrease) in:
     Accounts payable                                     67,040      (74,578)

     Accrued expenses                                    (81,905)     (28,402)
                                                       ---------    ---------

 Net cash provided by operating activities               236,475      386,554
                                                       ---------    ---------
Cash flows from investing activities
  Purchase of  property and equipment                    (63,963)     (29,621)
  Other Assets                                            (1,723)
                                                       ---------    ---------
        Net cash used in investing activities            (65,686)     (29,621)
                                                       ---------    ---------
 Cash flows from financing activities
  Net change in line of credit                          (131,375)    (320,339)
  Payments on long-term debt                             (28,648)     (26,778)
  Dividend Payment                                       (69,473)
                                                       ---------    ---------
        Net cash used in financing activities           (229,496)    (347,117)
                                                       ---------    ---------
Increase (decrease) in cash                              (58,707)       9,816
        Cash, beginning of period                        137,355       32,576
                                                       ---------    ---------
        Cash, end of period                            $  78,648    $  42,392
                                                       =========    =========
See Notes to Financial Statements
Supplemental disclosures:
    Income taxes paid                                  $     900    $     900
    Interest Paid                                      $  65,641    $  98,917

NACO INDUSTRIES, INC.
Notes to Financial Statements (Unaudited)
May 31, 2002

 NOTE A - BASIS OF PRESENTATION
         In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2002. These statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2001.

NOTE B - DIVIDENDS
         Dividends on the preferred stock are cumulative at 7%. A dividend of $.42 per share or $69,473 was declared by the board of directors with a record date of March 29, 2002 and was paid May 6, 2002. At May 31, 2002, dividends in the amount of $242,870 were in arrears.

NOTE C - RELATED PARTY OPERATING LEASES

The Company leases its Logan, Utah, manufacturing and sales facility and certain equipment from P.V.C., Inc. (PVC), a corporation owned 100 percent by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $23,000 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC. At November 30, 2001 and 2000, the outstanding mortgage balance was approximately $720,000 and $682,000, respectively. At May 31, 2002, the Company had a lease deposit with PVC of $23,000, which is included in "Other Assets" on the balance sheet.

In addition, Verne Bray has signed an indemnification agreement to hold the Company harmless for funds paid on behalf of Rimshot LLC (Rimshot), an inactive limited liability company owned by a son of Verne Bray. The Board of Directors approved the Company's execution of the indemnification agreement. The agreement covers $311,231 of costs advanced to Rimshot for start-up operations and principal and interest payments made on leased machinery used by Rimshot. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. Pursuant to the indemnification agreement, Verne Bray conveyed to the Company a security interest in all PVC lease receivables from the Company. The Company has also signed a security agreement with PVC that allows the Company to offset payments due to PVC in the event of default on the indemnification agreement.

At May 31, 2002 and November 30, 2001, Verne Bray and related entities owed the Company $310,624 and $314,152, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------

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

Results of Operations
---------------------

     The following discussion relates to the three and six month periods ended May 31, 2002 and May 31, 2001, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended May 31, 2002 and May 31, 2001 are referred to as 2Q02 and 2Q01, respectively. The six months ended May 31, 2002 and May 31, 2001 are referred to as 6M02 and 6M01, respectively. Readers are cautioned that results of operations for the six months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2002.

     Overview. The Company sustained a net profit before taxes of $474,878 for 2Q02, compared to a net profit before taxes of $517,171 for 2Q01. The Company sustained a net profit before taxes of $502,029 for 6M02, compared to a net profit before taxes of $467,131 for 6M01. Gross margin as a percentage of sales for 2Q02 and 2Q01 was 52.0% and 51.4%, respectively. The decrease in the Company's net profit before taxes for 2Q02 from 2Q01 was mainly due to a 26.2% increase in selling expenses as discussed below. The increase in the Company's net profit before taxes for 6M02 from 6M01 was mainly due to increased sales as explained below.

     Net Sales: Net sales for 2Q02 increased by 2.1% to $2,517,617, compared to net sales of $2,466,591 for 2Q01. Net sales for 6M02 increased by 6.9% to $4,336,991, compared to net sales of $4,055,933 for 6M01. Management believes that the increase in net sales was due primarily to the Company's increased sales efforts in the agricultural and utility markets. Sales in the utility market increased 23.7% from 2Q01 to 2Q02 and 28.1% from 6M01 to 6M02. Sales in the agricultural market decreased 2.2% from 2Q01 to 2Q02, mainly due to seasonal shifts in the agricultural market due to weather. Sales in the agricultural market increased 2.2% from 6M01 to 6M02, primarily due to increased sales efforts. Agricultural and utility sales as a percentage of net sales were 84.7% and 15.3% for 2Q02 and 88.1% and 11.9% for 2Q01 respectively. Agricultural and utility sales as a percentage of net sales were 83.8% and 16.2% for 6M02 and 87.6% and 12.4% for 6M01 respectively.

     Gross Margin. Gross margin as a percentage of sales for 2Q02 and 2Q01 was 52.0% and 51.4%, respectively. Gross margin as a percentage of sales for 6M02 and 6M01 was 46.6% and 46.3%, respectively. The margin for 2Q02 and 6M02 increased from the prior periods, mainly due to increased sales volume. When sales change, the Company's fixed costs stay relatively constant, generally resulting in a higher or lower gross margin for the period. The increase in sales during 2Q02 and 6M02 resulted in higher margins during 2Q02 and 6M02 compared to the prior year periods. Variable cost of raw materials as a percentage of net sales was 25.7% and 26.4% for 2Q02 and 2Q01, respectively. Labor and related expenses increased $17,478, or 4.9%, from 2Q01 to 2Q02, mainly due to an increase in the production labor force. The Company added additional production personnel during 1Q02 in an effort to respond to higher sales volume. Wage increases of approximately 3% in December 2001 also contributed to the increase in labor expenses. Labor and related expenses increased $71,561, or 10.2%, from 6M01 to 6M02 mainly due to an increase in the production labor force and the wage increases mentioned above. During the first quarter of the current fiscal year the Company experienced certain manufacturing inefficiencies, which contributed to the increased production force. Management feels it has identified and addressed these inefficiencies and has reduced production labor levels.

     Selling: Selling expenses were 22.5% of net sales for 2Q02, compared to 18.2% for 2Q01. The increase in selling expenses as a percentage of sales was due to several principal factors. In actual dollars, selling expenses increased $117,620, or 26.6%, from 2Q01 to 2Q02. Advertising expense increased 385% or $24,466, from 2Q01 to 2Q02, mainly due to the publication of new product catalogs. Shipping supplies increased 59%, or $20,436, from 2Q01 to 2Q02, mainly due the timing of purchases of supplies. Freight out increased 8.6%, or $14,016, from 2Q01 to 2Q02 mainly due to increased sales volume of larger shipments, on which the Company pays the freight. Warranty expense increased 379.4%, or

$42,196, from 2Q01 to 2Q02, primarily due to anticipated product warranty claims that the Company has accrued for. Selling expenses were 22.2% of net sales for 6M02, compared to 19.5% for 6M01. The increase in selling expenses as a percentage of sales was due to several principal factors. In actual dollars, selling expenses increased $174,316, or 22.1%, from 6M01 to 6M02. Advertising expense increased 242.7%, or $26,535, from 6M01 to 6M02, mainly due to the publication of new product catalogs. Shipping supplies increased 42.1%, or $25,148 from 6M01 to 6M02 and as a percentage of sales from 1.5% in 6M01 to 2.0% in 6M02, mainly due to the timing of purchases of supplies. Freight out increased 13.3%, or $36,383, from 6M01 to 6M02 and increased as a percentage of net sales from 6.7% in 6M01 to 7.1% in 6M02, mainly due to increased sales volume of larger shipments, on which the Company pays the freight. Warranty expense increased $42,900, or 265.0%, from 6M01 to 6M02, due to anticipated warranty claims that the Company has accrued for. Salesperson salaries increased $18,956, or 43.9%, from 6M01 to 6M02, due mainly to reassigning an employee from administrative to selling.

     General and administrative: General and administrative expenses represented 9.4% of net sales for 2Q02, compared to 9.7% for 2Q01. The decrease was mainly due to increased sales volume. Overall, general and administrative expenses remained relatively even in dollars at $235,742 and $239,527 for 2Q02 and 2Q01, respectively. Research and development increased $4,354 from 2Q01 to 2Q02 mainly due to the reassigning of an employee to research and development. Legal and accounting expenses decreased $1,629 from 2Q01 to 2Q02 mainly due to timing of year-end accounting fees. General and administrative expenses represented 11.3% of net sales for 6M02, compared to 12.2% for 6M01. The decrease was mainly due to increased sales volume. Overall, general and administrative expenses decreased $10,258 from 6M02 and 6M01.

     Other: Other expenses/revenues were 1.3% of net sales for 2Q02, compared to 2.5% for 2Q01, mainly due to decreased interest expense. Interest expense decreased from 2.6% of net sales in 2Q01 to 1.3% in 2Q02. Interest decreased $31,636 from 2Q01 to 2Q02, mainly due to improved cash flow and lower borrowings during the quarter and lower interest rates. Other expenses/revenues were 1.5% of net sales for 6M02, compared to 3.1% for 6M01, mainly due to decreased interest expense. Interest expense went from 3.1% of net sales in 6M01 to 1.5% in 6M02. Interest decreased $61,164 from 6M01 to 6M02. The effective interest rates (interest expense divided by the average debt balance for the applicable period) for 6M02 and 6M01 were 9.94% and 11.46%, respectively.

Liquidity and Capital Resources
-------------------------------

     The Company's principal sources of liquidity have historically been cash from operations, credit facilities and equity financing. Cash generated from operating activities was $236,475 in 6M02. Cash as of May 31, 2002 was $78,648, down $58,707 from November 30, 2001. The Company's working capital has increased $121,841 from November 30, 2001 to May 31, 2002, due primarily to an increase in current assets and a reduction in current liabilities. Cash generated from operations financed the increase in current assets. The Company increased trade payables by $67,040 from November 30, 2001 to May 31, 2002. The Company decreased accrued warranty by $72,847 mainly due to the settlement of a warranty claim.

     At May 31, 2002, the outstanding balance of the Company's revolving line of credit was $0 compared to $365,089 at May 31, 2001. On October 1, 2001 the Company entered into a new line of credit with Zions Bank. The amounts available under the facility are based on a percentage of accounts receivable and inventories. The new facility matures March 31, 2003. The interest rate on the facility is variable and is equal to 1.75 percentage points over the prime rate. Prime rate means an index which is determined daily by the published commercial loan variable rate index held by any two of the following banks: J.P. Morgan Chase & Co., Wells Fargo Bank N.A. and Bank of America N.A.

     On May 31, 2002, the Company was in compliance with all loan covenants with Zions Bank. The maximum line is $1,200,000, of which, based on the "Borrowing Base Certificate" prepared by the Company, there was $1,136,837 available to borrow as of May 31, 2002.

     Also, the Company has a note with WebBank Corporation. The note is secured by land, buildings and equipment owned by the Company. The note has a variable interest rate equal to The Wall Street Journal Prime Interest Rate plus one and one-half percent (1.5%) provided however, that the rate shall never exceed 14.75% nor be less than 9.75%. The rate on May 31, 2002 was 9.75%. The term of the note is fifteen (15) years from the date of closing (April 1999) and the note requires monthly payments. On May 31, 2002 the monthly payment required was $11,972. On May 31, 2002, the outstanding balance of the note was $950,843 and the Company was in compliance with all loan covenants with WebBank. This note is subordinated to the Zions Bank line of credit.

     Management believes that its capital resources on hand at May 31, 2002, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

Critical Accounting Policies
----------------------------

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Areas where significant judgements are made include but are not limited to allowance for doubtful accounts, inventory valuation and deferred income tax asset valuation allowances. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

     Allowance for Doubtful Accounts: The Company has established an allowance for estimated bad debts by applying a historical percentage of bad debts to net sales each month. In addition, all accounts over 90 days are evaluated as to the collectibility of each account and a specific reserve is established for specific customer accounts identified as doubtful or non-collectible. The Company's customer base is such that changes in either the customer's financial position or the economy as a whole could cause actual write-offs to materially differ from the estimated reserve. The allowance for doubtful accounts at May 31, 2002 is $27,553 compared to $14,734 at fiscal year end November 30, 2001.

     Inventories: The Company evaluates inventory on an annual basis to determine obsolete and slow moving inventory. All inventories that has not moved, been used in manufacturing or sold in the past year are reserved against. Also an additional reserve is made for slow moving inventory. Based on usage during the past year, a reserve is calculated by taking the prevailing interest rate for money borrowed multiplied by the value inventory in excess of a six-month supply. Inventory in excess of a three-year supply is reserved at 100% of the value of that excess inventory. The reserve for obsolete and slow moving inventories at May 31, 2003 and November 30, 2001 was $60,000.

     The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. Since only 80% of the dollars in inventory are counted each quarter a "quantity reserve" is made each quarter for the parts not counted. The quantity reserve at May 31, 2002 is $20,000.

     Deferred Income Tax Valuation Allowances: The Company's current asset at May 31, 2002 includes an entry for deferred taxes in the amount of $118,550. The Company evaluates the realizability of its net deferred tax asset on a quarterly basis and a valuation allowance is provided. In the opinion of management the total asset value at May 31, 2002 is realizable, therefore no allowance was provided. However, the Company's operating results are subject to certain risks that could adversely affect the Company's operating results and its ability to operate profitably. The Company's operating results could be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials expenses, changes in economic conditions, unanticipated expenses or events and other factors that could materially change the need for an allowance.

Factors Affecting Future Results
--------------------------------

     The Company's operating results are subject to certain risks that could adversely affect the Company's operating results and its ability to operate profitably. The Company's operating results could be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials, changes in economic conditions, unanticipated expenses or events and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item  3 - Defaults  Upon  Senior  Securities

      (b) During the fiscal year ended November 30, 2001, and for the prior two fiscal years, the Company did not pay dividends due on its Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock"). The Company's Board of Directors did declare a dividend for the year ended November 30, 2001, in the aggregate amount of $69,473, which dividend was paid May 6, 2002. As of May 31, 2002, the total dividend in arrears with respect to the Preferred Stock was $242,870.

Item 4 - Submission of Matters to a Vote of Security Holders

         On May 17, 2002, the Company held its 2002 Annual Meeting of Shareholders. At the 2002 Annual Meeting, the shareholders elected the following five individuals to serve as directors:

                Director                         Votes For          Votes Against  Abstentions
                --------                         ---------          -------------  -----------

         Verne E. Bray                           1,667,873               0               0
         W. Michael Hopkins                      1,667,873               0               0
         Jeffrey J. Kirby                        1,667,873               0               0
         James C. Czirr                          1,667,873               0               0
         Jack Prust                              1,667,873               0               0

         At the 2002 Annual Meeting, the shareholders also approved a proposal to ratify the appointment of Jones, Simpkins LLP as the independent auditor of the Company. There were 1,667,873 votes cast in favor of ratification, 0 votes cast in opposition, 0 abstentions and 0 broker non-votes.

Item 6 - Exhibits and Reports on Form 8-K

     (a) none


     (b) Reports on form 8-K.  None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant

By       /s/ VERNE E. BRAY                                    July 10, 2002
   -----------------------------------------                 ---------------
             Verne E. Bray                                        Date
             CEO, Secretary, Chairman
             (Principal Executive Officer)

By      /s/ W. MICHAEL HOPKINS                                July 10, 2002
   -----------------------------------------                 ---------------
            W. Michael Hopkins                                    Date
                    President


By    /s/ JEFFREY J. KIRBY                                    July 10, 2002
   -----------------------------------------                 ---------------
          Jeffrey J. Kirby                                        Date
          Executive Vice President/
          Chief Financial Officer/Treasurer
          (Principal Financial and Accounting Officer)
                                       11