Form 10QSB
period 2002-08-31
NACO INDUSTRIES INC
filed 2002-10-15
CIK 931585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2002

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 Commission file number 33-85044-d

                              NACO Industries, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Utah                                               48-0836971
------------------------                          -----------------------------
(State of Incorporation)                          (IRS Employer Identification)

                     395 West 1400 North, Logan, Utah 84341
                     --------------------------------------
                    (Address of principal executive offices)


                     Issuer's telephone number 435-753-8020
                     --------------------------------------

         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 31, 2002, the issuer had 1,950,393 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format Yes [  ] No  [X]
     ----------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                              August               November
                                                                                31,                   30,
ASSETS                                                                         2002                  2001
------                                                                      -----------          ----------
                                                                            (Unaudited)           (Audited)
Current assets:
  Cash                                                                      $  330,597           $  137,355
  Accounts receivable, net of allowances
    Of $32,782 / $14,734                                                       576,830              742,026
  Current portion of related parties receivables                                10,000               10,000
  Inventory                                                                    635,564              584,272
  Other current assets                                                          47,537               28,237
  Deferred income taxes                                                        143,550              307,000
                                                                            ----------           ----------
       Total current assets                                                  1,744,078            1,808,890

Property and equipment, net                                                    809,658              867,732
Related party receivables                                                      297,903              304,152
Other assets, net                                                              179,406              181,773
                                                                            ----------           ----------
Total assets                                                                $3,031,045           $3,162,547
                                                                            ==========           ==========

                       See notes to Financial Statements.

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                               August             November
                                                                                 31,                 30,
LIABILITIES                                                                     2002                2001
-----------                                                                  -----------         -----------
                                                                             (Unaudited)         (Audited)
Current liabilities:
  Accounts payable                                                           $   258,639         $   343,086
  Accrued expenses                                                               331,402             406,518
  Current portion of long-term obligations                                        58,158              56,043
                                                                             -----------         -----------
       Total current liabilities                                                 648,199             805,647
                                                                             -----------         -----------

Long-term liabilities:
  Long-term obligations, less current portion                                    891,174             935,853
  Note Payable                                                                         0             131,375
  Deferred income tax liability                                                   77,000              77,000
                                                                             -----------         -----------
       Total long-term liabilities                                               968,174           1,144,228
                                                                             -----------         -----------
       Total liabilities                                                       1,616,373           1,949,875
                                                                             -----------         -----------

Stockholders' equity:
   Preferred Stock, 7% Cumulative, convertible $3.00 par value, 330,000          496,236             496,236
shares authorized and 165,412 shares issued and outstanding. (Aggregate liquidation preference $1,270,364 and $1,270,364 respectively)
  Common stock, $.01 par value, 10,000,000 shares authorized; 1,950,393           19,504              19,504
shares issued and outstanding
  Additional paid-in capital                                                     948,330           1,017,803
  Accumulated deficit                                                           (49,398)            (320,871)
                                                                             -----------         -----------
       Total stockholders' equity                                              1,414,672           1,212,672
                                                                             -----------         -----------

       Total liabilities and
         Stockholders' equity                                                $ 3,031,045         $ 3,162,547
                                                                             ===========         ===========

                       See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                                  Three months ended             Nine months ended
                                                             August 31,      August 31,       August 31,     August 31,
                                                         -----------------------------------------------------------------
                                                               2002               2001           2002            2001
                                                         ------------------------------------------------------------------

Sales, net                                                  $  1,780,934        1,886,383       6,117,971      5,942,297

Cost of goods sold                                             1,152,056        1,102,793       3,469,908      3,281,835
                                                        -----------------------------------------------------------------
       Gross profit                                              628,878          783,590       2,648,063      2,660,462

Operating expenses:
  Selling expenses                                               424,447          389,147       1,388,562      1,178,946
  General and administrative expenses                            247,495          239,018         734,317        734,548
                                                        -----------------------------------------------------------------
       Total operating expenses                                  671,942          628,165       2,122,879      1,913,494
                                                        -----------------------------------------------------------------

       Income from operations                                   (43,064)          155,425         525,184        746,968

Other income (expense):
  Interest income                                                    485            1,270           1,503          2,863
  Other income                                                                        600                          1,400
  Interest expense                                              (24,573)         (51,338)        (90,214)      (178,143)
                                                        -----------------------------------------------------------------
       Total other income (expense)                             (24,088)         (49,468)        (88,711)      (173,880)
                                                        -----------------------------------------------------------------

Income before income taxes                                   $  (67,152)          105,957         436,473        573,088

Income tax expense (benefit)                                    (25,000)           40,000         165,000        216,100
                                                        -----------------------------------------------------------------

       Net income (Loss)                                     $  (42,152)           65,957         271,473        356,988
                                                        =================================================================

Adjustment for preferred dividends in arrears                   (35,022)         (35,022)        (69,473)       (69,473)

                                                        -----------------------------------------------------------------
Adjusted net income (loss) to common                         $  (77,174)           30,935         202,000        287,515
stockholders
                                                        =================================================================

Earnings per common share:
                                                        -----------------------------------------------------------------
 Basic:                                                      $     (.04)              .02             .10            .15
                                                         =================================================================

                                                         -----------------------------------------------------------------
 Diluted:                                                    $     (.04)              .02             .10            .15
                                                         =================================================================
Weighted average number of common
  Shares outstanding:
    Basic                                                       1,950,393        1,926,330       1,950,393      1,926,330
                                                         =================================================================
    Diluted                                                     1,950,393        1,926,330       1,950,393      1,926,330
                                                         =================================================================

                        See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                        Nine months ended
                                                               -----------------------------------
                                                                August 31,              August 31,
                                                               -----------             -----------
                                                                  2002                    2001
Cash flows from operating activities
  Net income                                                   $   271,473             $  356,988
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation                                                  143,124                167,551
     Amortization                                                    6,310                 14,434
     Deferred income taxes                                         163,450                216,100
   (Increase) decrease in:
     Accounts receivable, net                                      165,197                 42,313
     Receivable from related parties                                 6,249                 (8,626)
     Inventory                                                     (51,293)                89,038
     Other                                                         (19,300)               (11,312)
   Increase (decrease) in:
     Accounts payable                                              (84,447)               (79,020)
     Accrued expenses                                              (75,116)               (23,669)
                                                               -----------             -----------
Net cash provided by operating activities                          525,647                763,797
                                                               -----------             -----------

Cash flows from investing activities
  Purchase of  property and equipment                              (85,049)               (44,549)
  Other Assets                                                      (3,944)                (4,813)

                                                               -----------             -----------
        Net cash used in investing activities                      (88,993)               (49,362)
                                                               -----------             -----------

Cash flows from financing activities
  Net change in line of credit                                    (131,375)              (593,500)
  Payments on long-term debt                                       (42,564)               (40,108)
  Dividend Payment                                                 (69,473)
                                                               -----------             -----------

        Net cash used in financing activities                     (243,412)              (633,608)
                                                               -----------             -----------

Increase in cash                                                   193,242                 80,827

        Cash, beginning of period                                  137,355                 32,576
                                                               -----------             -----------

        Cash, end of period                                    $   330,597             $  113,403
                                                               ===========             ===========

See Notes to Financial Statements
Supplemental disclosures:
    Income taxes paid                                          $       900            $       900
    Interest Paid                                              $    90,214            $   140,248

                        See Notes to Financial Statements

NACO INDUSTRIES, INC.
Notes to Financial Statements (Unaudited)
August 31, 2002



NOTE A - BASIS OF PRESENTATION
     In the opinion of management of NACO Industries, Inc. (the "Company", all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2002. These statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2001.


NOTE B - DIVIDENDS
     Dividends on the Company's preferred stock are cumulative at 7%. A dividend of $.42 per share or $69,473 was declared by the Board of Directors with a record date of March 29, 2002 and was paid May 6, 2002. At August 31, 2002, dividends in the amount of $277,892 were in arrears.

NOTE C - RELATED PARTY OPERATING LEASES

     The Company leases its Logan, Utah manufacturing and sales facility and certain equipment from P.V.C., Inc. (PVC), a corporation owned 100 percent by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $23,000 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC. At November 30, 2001 and 2000, the outstanding mortgage balance was approximately $720,000 and $682,000, respectively. At August 31, 2002, the Company had a lease deposit with PVC of $23,000, which is included in "Other Assets" on the balance sheet.


     In addition, Verne Bray has signed an indemnification agreement to hold the Company harmless for funds paid by the Company on behalf of Rimshot LLC (Rimshot), an inactive limited liability company owned by a son of Verne Bray. The Board of Directors approved the Company's execution of the indemnification agreement. The agreement covers $311,231 of costs advanced to Rimshot for start-up operations and principal and interest payments made on leased machinery used by Rimshot. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. Pursuant to the indemnification agreement, Verne Bray conveyed to the Company a security interest in all PVC lease receivables from the Company. The Company has also signed a security agreement with PVC that allows the Company to offset payments due to PVC in the event of default on the indemnification agreement.

     At August 31, 2002 and November 30, 2001, Verne Bray and related entities owed the Company $307,903 and $314,152, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------
NACO Industries, Inc. ("NACO" or the "Company") manufactures and sells polyvinyl chloride ("PVC") products. The Company's primary line of business consists of manufacturing PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to irrigation, industrial, construction and utility industries. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), as well as molded fittings (4" though 10" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps, and bolted repair couplers. NACO also manufactures and sells PVC valves (4" through 12" in diameter).


Results of Operations
---------------------
     The following discussion relates to the three and nine-month periods ended August 31, 2002 and August 31, 2001, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended August 31, 2002 and August 31, 2001 are referred to as 3Q02 and 3Q01, respectively. The nine months ended August 31, 2002 and August 31, 2001 are referred to as 9M02 and 9M01, respectively. Readers are cautioned that results of operations for the nine months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2002.

     Overview. The Company sustained a net loss before taxes of $(67,152) for 3Q02, compared to a net profit before taxes of $105,957 for 3Q01. The Company sustained a net profit before taxes of $436,473 for 9M02, compared to a net profit before taxes of $573,133 for 9M01. Gross margin as a percentage of sales for 3Q02 and 3Q01 was 35.3% and 41.5%, respectively. The decrease in the Company's net profit before taxes for 3Q02 from 3Q01 was mainly due to a 9.1% increase in selling expenses and a 13.7% increase is raw materials as discussed below. The decrease in the Company's net profit before taxes for 9M02 from 9M01 was mainly due a 17.8% increase in selling expenses and a 9.4% increase in raw materials as discussed below.

     Net Sales: Net sales for 3Q02 decreased by 5.6% to $1,780,934, compared to net sales of $1,886,383 for 3Q01. Net sales for 9M02 increased by 3.0% to $6,117,971, compared to net sales of $5,942,297 for 9M01. Management believes that the decrease in net sales from 3Q01 to 3Q02 was due primarily to a decrease in sales in the utility markets. Sales in the utility market decreased 21.2% from 3Q01 to 3Q02 primarily due to the continuing economic slowdown, decreasing sales to a significant OEM account that developed internal manufacturing capabilities and increasing competition. Sales in the agricultural market decreased .7% from 3Q01 to 3Q02. Sales in the utility market increased 6.2% from 9M01 to 9M02. Sales in the agricultural market increased 1.1% from 9M01 to 9M02. Management believes the net increase in sales from 9M01 to 9M02 for both the utility and agricultural markets was due primarily to the Company's increased sales effort. Agricultural and utility sales as a percentage of sales were 77.3% and 22.7% for 3Q02, and 73.0% and 27.0% for 3Q01, respectively. Agricultural and utility sales as a percentage of net sales were 81.9% and 18.1% for 9M02, and 83.0% and 17.0% for 9M01, respectively.

     Gross Margin. Gross margin as a percentage of sales for 3Q02 and 3Q01 was 35.3% and 41.5%, respectively. Gross margin as a percentage of sales for 9M02 and 9M01 was 43.3% and 44.8%, respectively. Gross margin for 3Q02 and 9M02 decreased from the prior periods, partly due to decreased sales volume and partly due to an increase in raw material costs. When sales change, the Company's fixed costs stay relatively constant, generally resulting in a higher or lower gross margin for the period. The decrease in sales during 3Q02 resulted in lower margins during 3Q02 compared to the corresponding periods of the prior year. Variable cost of materials as a percentage of net sales was 36.0% and 29.9% for 3Q02 and 3Q01, respectively. The increase in material costs was due primarily to a sharp increase in pipe prices since early 2002. Pipe prices have increased an average of 34% from February 2002 to June 2002 for several of the Company's key pipe vendors. Labor and related expenses decreased $19,963, or 5.8%, from 3Q01 to 3Q02, mainly due to a decrease in the size of the Company's production labor force. Labor and related expenses increased $39,339, or 3.8%, from 9M01 to 9M02, mainly due to an increase in the production labor force and wage increases. The Company added additional production personnel during 1Q02 in an effort to respond to seasonal fluctuations in sales volume. Wage increases of approximately 3% in December 2001 also contributed to the increase in labor expenses. During the first quarter of the current fiscal year the Company experienced certain manufacturing inefficiencies, which contributed to the increased production force. Management feels it has identified and addressed these inefficiencies and has reduced production labor levels.

     Selling. Selling expenses were 23.8% of net sales for 3Q02, compared to 20.6% for 3Q01. The increase in selling expenses as a percentage of sales was due to several principal factors. In actual dollars, selling expenses increased $35,300, or 9.1%, from 3Q01 to 3Q02. Salaries and related expenses increased $9,649 or 6.4% from 3Q01 to 3Q02, mainly due to reassigning an employee from administrative to selling responsibilities. Warranty expense increased 234.5%, or $17,322, from 3Q01 to 3Q02, primarily due to anticipated product warranty claims for which the Company has recorded accruals. Selling expenses were 22.7% of net sales for 9M02, compared to 19.8% for 9M01. The increase in selling expenses as a percentage of sales was due to several principal factors. In actual dollars, selling expenses increased $209,650, or 17.8%, from 9M01 to 9M02

Advertising expense increased 159.1%, or $26,277, from 9M01 to 9M02, mainly due to the publication of new product catalogs. Shipping supply expenses increased 20.3%, or $21,123 from 9M01 to 9M02 and as a percentage of sales from 1.8% in 9M01 to 2.0% in 9M02, mainly due to the timing of supply purchases. Freight out increased 11.0%, or $44,618, from 9M01 to 9M02 and increased as a percentage of net sales from 6.8% in 9M01 to 7.4% in 9M02, mainly due to increased sales volume of larger shipments, on which the Company pays the freight. Warranty expense increased $60,222, or 255.5%, from 9M01 to 9M02, due to anticipated warranty claims for which the Company has recorded accruals. Salaries and related expenses increased $45,349, or 9.6%, from 9M01 to 9M02, due mainly to reassigning an employee from administrative to selling responsibilities.

     General and administrative. General and administrative expenses represented 13.6% of net sales for 3Q02, compared to 12.6% for 3Q01. The increase was mainly due to decreased sales volume. Overall, general and administrative expenses remained relatively even in dollars at $241,394 and $238,488 for 3Q02 and 3Q01, respectively. Research and development expenses increased $6,101 from 3Q01 to 3Q02 mainly due to the reassigning of an employee from manufacturing to research and development. General and administrative expenses represented 12.0% of net sales for 9M02, compared to 12.4% for 9M01. The decrease was mainly due to increased sales volume. Overall, general and administrative expenses decreased nominally $231 from 9M02 and 9M01.

     Other. Other expenses/revenues were 1.4% of net sales for 3Q02, compared to 2.6% for 3Q01, mainly due to decreased interest expense. Interest expense decreased from 2.7% of net sales in 3Q01 to 1.4% of net sales in 3Q02. Interest expense decreased $26,766 from 3Q01 to 3Q02, mainly due to improved cash flow and lower borrowings during the quarter, as well as lower interest rates. Other expenses/revenues were 1.5% of net sales for 9M02, compared to 2.9% of net sales for 9M01, mainly due to decreased interest expense. Interest expense went from 3.0% of net sales in 9M01 to 1.5% of net sales in 9M02. Interest expense decreased $87,930 from 9M01 to 9M02. The Company's effective interest rates (interest expense divided by the average debt balance for the applicable period) for 9M02 and 9M01 were 9.95% and 12.37%, respectively.


Liquidity and Capital Resources
-------------------------------
     The Company's principal sources of liquidity have historically been cash from operations, credit facilities and equity financing. Cash generated from operating activities was $525,647 in 9M02. Cash as of August 31, 2002 was $330,597, up $193,242 from November 30, 2001. The Company's working capital has increased $92,635 from November 30, 2001 to August 31, 2002, due primarily to a reduction in current liabilities. The reduction in current liabilities is partly due to the Company paying accounts payable earlier in order the take advantages of discounts offered by the Company's vendors. Purchase discounts taken were $16,820 for 9M02 compared to $5,292 for 9M01. The Company Cash generated from operations financed the reduction in current liabilities. The Company decreased trade payables by $84,447 from November 30, 2001 to August 31, 2002.

     At August 31, 2002, the outstanding balance of the Company's revolving line of credit was $0 compared to $91,928 at August 31, 2001 and $131,375 at November 30, 2001. On October 1, 2001 the Company entered into a new line of credit with Zions Bank. The amounts available under the facility are based on a percentage of accounts receivable and inventories. The new facility matures March 31, 2003. The interest rate on the facility is variable and is equal to 1.75 percentage points over the prime rate. Prime rate means an index which is determined daily by the published commercial loan variable rate index held by any two of the following banks: J.P. Morgan Chase & Co., Wells Fargo Bank N.A. and Bank of America N.A.

     On August 31, 2002, the Company was in compliance with all loan covenants with Zions Bank. The maximum line is $1,200,000, of which, based on the "Borrowing Base Certificate" prepared by the Company, there was $639,387 available to borrow as of August 31, 2002.

     Also, the Company has a note with WebBank Corporation. The note is secured by land, buildings and equipment owned by the Company. The note has a variable interest rate equal to The Wall Street Journal Prime Interest Rate plus one and one-half percent (1.5%) provided however, that the rate shall never exceed 14.75% nor be less than 9.75%. The rate on August 31, 2002 was 9.75%. The term of the note is fifteen (15) years from the date of closing (April 1999) and the note requires monthly payments. On August 31, 2002, the monthly payment required was $11,972. On August 31, 2002, the outstanding balance of the note was $938,523 and the Company was in compliance with all loan covenants with WebBank. This note is subordinated to the Zions Bank line of credit.

     Management believes that its capital resources on hand at August 31, 2002, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

Critical Accounting Policies
----------------------------
     NACO's significant accounting policies are described in Note 1 to NACO's Consolidated Financial Statements for the year ended November 30, 2001. These financial statements were prepared in accordance with accounting principles generally accepted in the United States and are included in NACO's Form 10KSB which has been filed with the Securities and Exchange Commission. Included within these policies are the Company's "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of the Company's consolidated financial statements and require management's subjective and complex judgment due to the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relate to allowance for doubtful accounts, inventory valuation and allowances for deferred income taxes. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts: The Company has established an allowance for estimated bad debts by applying a historical percentage of bad debts to net sales each month. In addition, all accounts over 90 days are evaluated as to the collectibility of each account and a specific reserve is established for specific customer accounts identified as doubtful or non-collectible. The Company's customer base is such that changes in either the customer's financial position or the economy as a whole could cause actual write-offs to differ materially from the estimated reserve. The allowance for doubtful accounts at August 31, 2002 was $32,781, compared to $14,734 at fiscal year end November 30, 2001.

     Inventories: The Company evaluates inventory on an annual basis to determine obsolete and slow moving inventory. All inventory that has not moved, been used in manufacturing or sold in the past year is reserved against. Also an additional reserve is made for slow moving inventory. Based on usage during the past year, a reserve is calculated by taking the prevailing interest rate for money borrowed multiplied by the value of inventory in excess of a six-month supply. Inventory in excess of a three-year supply is reserved at 100% of the value of that excess inventory. The reserve for obsolete and slow moving inventories at August 31, 2002 and November 30, 2001 was $60,000.

     The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every month. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. Since only 80% of the dollars in inventory are counted each quarter a "quantity reserve" is made each quarter for the parts not counted. The quantity reserve at August 31, 2002 was $20,000.

     Deferred Income Tax Valuation Allowances: The Company's current assets at August 31, 2002 include an entry for deferred taxes in the amount of $143,550. The Company evaluates the realizability of its net deferred tax asset on a quarterly basis and a valuation allowance is provided. In the opinion of management, the total asset value at August 31, 2002 is realizable, therefore no allowance was provided. However, the Company's operating results are subject to certain risks that could adversely affect the Company's operating results and its ability to operate profitably. The Company's operating results could be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials expenses, changes in economic conditions, unanticipated expenses or events and other factors that could materially change the need for an allowance.

Factors Affecting Future Results
--------------------------------
     Statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's plans, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and encompass NACO's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "believes," "anticipates," "should," and "likely" also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

PART II - OTHER INFORMATION

Item  3 - Defaults Upon Senior Securities

      (b) During the fiscal year ended November 30, 2001, and for the prior two fiscal years, the Company did not pay dividends due on its Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock"). The Company's Board of Directors did declare a dividend for the year ended November 30, 2001, in the aggregate amount of $69,473, which dividend was paid May 6, 2002. As of August 31, 2002, the total dividend in arrears with respect to the Preferred Stock was $277,892.

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 6 - Exhibits and Reports on Form 8-K


      (a)   Exhibit 99.1  Certification  by Verne E. Bray  pursuant to 18 U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002

            Exhibit 99.2 Certification by Jeffrey S. Kirby pursuant to 18 U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002


      (b)   Reports on form 8-K. None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant


By /s/ VERNE E. BRAY                                        October 10, 2002
   -----------------------------------------                ----------------
       Verne E. Bray                                        Date
       CEO, Secretary, Chairman
       (Principal Executive Officer)

By /s/ W. MICHAEL HOPKINS                                   October 10, 2002
   -----------------------------------------                ----------------
       W. Michael Hopkins                                   Date
       President


By /s/ JEFFREY J. KIRBY                                     October 10, 2002
   -----------------------------------------                ----------------
       Jeffrey J. Kirby                                     Date
       Executive Vice President/
       Chief Financial Officer/Treasurer
       (Principal Financial and Accounting Officer)

CERTIFICATIONS *
--------------
I, Verne E. Bray, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of NACO Industries, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

                   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                   b)  any  fraud,  whether  or  not  material,   that  involves
                   management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002

                               /s/ Verne E. Bray
                                   ---------------------------------------------
                                   Verne E. Bray
                                   Chief Executive Officer and Secretary

I, Jeffrey J. Kirby, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of NACO Industries, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function):

                   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                   b)  any  fraud,  whether  or  not  material,   that  involves
                   management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002

                               /s/ Jeffrey J. Kirby
                                   -----------------------
                                   Jeffrey J. Kirby
                                   Chief Financial Officer