Form 10KSB
period 2002-11-30
NACO INDUSTRIES INC
filed 2003-02-28
CIK 931585

------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002

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

         Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on Which
         Title of Each Class            Registered
         ----------------------------   ---------------------------------------
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


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         The issuer's revenues for its most current fiscal year were $7,824,936.

         The aggregate market value of the Preferred Stock of the Registrant held by non-affiliates based upon the average of the bid and ask prices of the Preferred Shares in over-the-counter market on February 11, 2003 was $248,118.

         As of February 11, 2003 the Registrant had 1,974,455 shares of Common Stock outstanding, and 165,412 shares of Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         This Annual Report on Form 10-KSB for the year ended November 30, 2002 (this "Report") contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. Readers are cautioned that the actual results of NACO Industries, Inc. (the "Company") will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors Affecting Future Results" and elsewhere in this Report generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "Commission") describing other factors that may affect future results of the Company.

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

         In November 1990, NACO reorganized to consolidate the operations of NACO, NACO California and VC Inc. As one element of the reorganization, NACO, the surviving entity of the consolidation, changed its state of domicile to Utah. The Company now operates as a Utah corporation with facilities in Utah, Kansas and California. The Company is qualified as a foreign corporation doing business in Kansas, California and Texas.

         On October 11, 1996, the Company formed a wholly owned subsidiary, NACO Composites, Inc. ("NACO Composites"), and acquired the assets of Dreager Manufacturing in a business combination accounted for as a purchase. The existing fiberglass operations of the Company were combined with this operation and moved to a new facility in Ogden, Utah. Effective April 21, 1999, NACO Composites was merged into NACO. From April 21, through September 29, 1999, the merged operations of NACO Composites continued as a business segment of NACO. On September 30, 1999, NACO discontinued the operations of the composite segment.

         The Company files annual, quarterly, and current reports, proxy statements, and other information with the Commission. You may read and copy any reports, statements, or other information that the Company files at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. The Commission also maintains an Internet site
(http://www.sec.gov) that makes available to the public reports, proxy statements, and other information regarding issuers, such as the Company, that file electronically with the Commission. Reports, proxy statements and other information concerning the Company can be inspected and copied at the Public Reference Room of the National Association of Securities Dealers, 1735 K Street, N.W., Washington, D.C. 20006.

Current Business.

         NACO manufactures, produces and sells polyvinyl chloride ("PVC") products and composite products. Headquartered in Logan, Utah, the Company has branch-manufacturing facilities in Garden City, Kansas, Lodi, California, and has entered into contractual arrangements to store its inventory in warehouse facilities located in Nebraska, Arizona, Washington, California and Texas. See "Item 2 - Properties".

         NACO's  primary  line of  products  consists of PVC pipe  fittings  and valves, which are sold throughout the United States through wholesale distributors to the irrigation, industrial, construction and utility industries and accounted for 98% of the Company's revenues in fiscal 2002. The Company manufactures molded fittings (4" through 10" in diameter), fabricated fittings (4" through 30" in diameter), and PVC valves (4" through 12" in diameter). Molded fittings are manufactured by forcing liquefied PVC resin into a mold. Fabricated fittings are manufactured by reshaping, cutting and welding PVC pipe. In addition to manufacturing its own products, NACO works with other organizations as a manufacturing subcontractor and original equipment manufacturer. See "Products".

Introduction to PVC

         The production of PVC products originated in Germany and Austria in the 1930's. PVC is produced through chemical, thermal and mechanical reactions of ethylene, chlorine, celulosics, polyvinyl alcohol and peroxides. These reactions produce a PVC resin. The PVC resin is mixed with stabilizers for thermal sensitivity, lubricants to reduce metal adhesion during processing, plasticizer for flexibility, fillers to reduce cost and increase ultraviolet light and impact resistance, impact modifiers to reduce crack propagation, processing aids for more efficient processing, inorganic and organic pigments for coloring and other miscellaneous additives. The type of PVC compound mixture depends upon the product requirements and the type of processing equipment to be used.

         PVC compounds can be processed on various types of plastic processing equipment, including extrusion, calendaring, injection molding, blow film, and blow molding equipment. Pipe manufacturers use an extrusion process to produce the PVC pipe, which NACO uses to produce its products. In the extrusion process, PVC compound is fused in and extruded by heat and pressure. The melt is forced through a die to produce a continuous flow of the desired shape. NACO also produces injection-molded parts. The injection molding process develops a melt in a method similar to the extrusion process. The melt is injected into a mold cavity by the forward movement of an extrusion screw, filling the mold to form the part.

         The Company engages subcontractors to produce certain parts for valves and injected fittings, including foundries, injection molders, machine shops, metal stampers, metal platers and rubber vulcanizers. The Company generally owns the patterns and tooling for fittings and valves used by subcontractors to produce them for the Company. As a result, the tooling and patterns generally can be relocated if a subcontractor fails to provide quality parts at competitive prices. None of the custom molders or subcontractors engaged by NACO to produce fittings and values is an affiliate of the Company. Custom molders and subcontractors are generally paid on a per-item or per-pound basis, net 30 days. The Company believes there are numerous custom molders and other subcontractors available, with the decision on which to be used being dictated by cost, service and quality. Generally, quantities are ordered for a four to six-month period in order to provide quantity discounts and provide sufficient lead-time for production.

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

         The PVC industry is comprised of a number of industry market segments including construction, irrigation, utility and industrial markets. Products such as heat and air fittings are used in the construction market. In the irrigation market, farmers use fittings and valves to transport water for field irrigation and drainage. In the utilities market, private contractors and municipalities use fittings and valves in the installation and maintenance of sewer and water lines. In the industrial market, PVC fittings and valves are used for removal of toxic fumes and the supply of heating and air conditioning to commercial and residential buildings. Historically, the Company has sold a majority of its PVC products into the agricultural market. For the year ended November 30, 2002, agricultural product sales accounted for approximately 74.5% of the Company's PVC sales, compared to industrial, construction and utility sales of 25.5%. The Company currently expects that agricultural sales will continue to represent a substantial majority of its sales for the foreseeable future.

Manufacturing

         PVC Products. The Company manufactures and sells both fabricated and injection molded PVC fittings. The valves manufactured by the Company are designed for low pressure uses (typically applications where fluid pressures are below 50 pounds per square inch.)

         Fabricated fittings are made by cutting PVC pipe into specified lengths and shapes, then heating the cut products into a pliable condition. The cut products are then formed and assembled to make the desired products. Fittings can be connected by either solvent weld or gasket. A gasketed fitting has a pocket for a rubber gasket. The gasket pocket is formed on a gasket cavity-belling machine. Solvent weld ends are formed in a similar manner.

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

         The Company purchases PVC pipe from various pipe manufacturers. Major suppliers include Kroy Industries, Diamond Pipe, Pipe Jet Stream, PW Pipe, IPEX and Certainteed Corporation. PVC pipe is a raw material required to produce the PVC pipe fittings manufactured by the Company. The Company believes that the raw materials of PVC pipe are interchangeable and generally readily available from multiple sources; however, at times, the industry experiences shortages in the supply of raw materials for pipe based on fluctuations in demand. The Company attempts to maintain sufficient raw material inventory to reduce the effect of these shortages, although shortages can occur in certain products during these periods. Pipe prices are as much as ten percent lower during the winter months due to decreased demand and lower resin prices. The Company attempts to take advantage of these lower prices each winter by purchasing a sufficient quantity to meet the spring and early summer demands. In addition, as a result of seasonal market aspects of the Company's business, the Company typically increases its inventory of finished goods during winter months for sale in spring. The Company generally allows customers to return standard inventory items, subject to restocking fees. In addition, the Company has a special ordering program for agricultural dealers in the winter. This program allows the Company to maintain production levels during this time and also allows dealers to have their stock at the beginning of their busy season in February. Special terms are given on the orders over a specific amount. Dealers receive discounts for early payment (before March 15) and the amount of the discount decreases until the regular price is paid after May 15th of the applicable year.

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

Marketing

         PVC Products. The Company directs its principal marketing efforts at wholesale pipe distributors. These distributors service the irrigation, construction and utility industries in the United States, as well as portions of Mexico, Canada and Australia.

         The Company's products are sold by a network of independent sales representatives on a commission basis. These representatives work closely with customers to provide product support, information and service. In recent years, the Company has supplemented its sales efforts through a telemarketing campaign designed to increase customer contact and encourage broader distribution of NACO catalog literature.

         The Company provides pricing information to dealers through catalog literature. Quantity discounts are offered on larger projects or orders. The Company feels that its product quality and customer service justify premium prices for its products; however the Company's pricing structure enables it to remain flexible enough to match the pricing of its competitors.

         Based on feedback from industry dealers, the Company believes that the PVC pipe and fitting industry has a reputation for long lead times and late deliveries. The Company, however, has implemented procedures to increase on-time deliveries. With its manufacturing plants and warehouse facilities located across a broad geographic area, NACO believes it can provide shorter shipping times and better service than many of its competitors, which means improved response to customer needs. During the year ended November 30, 2002, the Company achieved its goal to ship 90% of all orders within 48 hours of receipt. In an effort to facilitate on-time delivery, the Company has developed warehouse operations in Nebraska, Arizona, California, Washington and Texas. The Company now relies on more frequent shipments of smaller volumes, which enables the Company to maintain favorable inventory levels. Assuring on-time delivery on larger orders is generally not as difficult because of the longer lead-times provided on larger projects.

         The Company has three PVC fitting manufacturing facilities, and leases a warehouse in Lubbock, Texas. The Company contracts with various warehouse owners to maintain and distribute its products. Contracted warehouse locations include Grand Island, Nebraska; Phoenix, Arizona; Anaheim, California; and Pasco, Washington. Warehouse agents are paid on a commission basis for handling, storing and shipping inventory. Generally, a customer will call the warehouse with an order, which is then shipped directly to the customer by the warehouse agent from the inventory at the agent's location. Invoices are sent from the Company. NACO offers customers a right to return standard inventory products, subject to a 20% restocking fee. Non-stock items are generally not returnable. The Company also has agreements with buy-sell representatives in Texas, Florida, Connecticut and Georgia. These buy-sell representatives generally purchase products from the Company, then sell them out of their own inventory to distributors. The Company provides the buy-sell representatives with a special discount based on volume. Returns by the buy-sell representatives are subject to a restocking fee. Shipping costs generally run from five to ten percent of the cost of the product. Management believes the use of the warehouse and buy-sell representatives improves the Company's ability to control shipping costs while providing timely delivery to its customers.

Economic Conditions, Market Fluctuations and Seasonality

         Several external factors have an indirect impact upon the business of the Company. The PVC industry in which the Company competes is dependent upon the utility, industrial, agricultural and construction sectors. Rising interest rates and reduction in government subsidy programs for housing, farming and public works can significantly impact sales in the PVC industry. Weather also plays a role. Sales tend to be heaviest during the spring, summer and fall, and decrease during the winter months, when cold and freezing temperatures impact northern regions of the market. Other factors influencing the industry include fluctuations in the price of raw materials and the price of substitute products such as steel fittings and valves. In addition, pipe prices are as much as ten percent lower in winter months due to decreased demand and lower resin prices. As a consequence, the Company generally attempts to stockpile materials during the winter months. See "-Manufacturing".

Competition.

         PVC Products. Many of the Company's competitors are substantially larger than the Company, and have greater resources. As a maturing industry, the market for fittings and valves is highly competitive. In addition, as a result of competing in a maturing industry, management believes annual percentage increases in industry sales will be lower than if the Company were operating in a developing industry. Therefore, the Company must rely on its ability to increase its market share and develop new products to increase sales. Competition within the PVC fittings industry is based on price, quality, breadth of product line and timeliness of delivery. While there are several national producers, competition generally occurs on a region-by-region basis. This is due primarily to the existence of several regional competitors and the fact that shipping represents a significant cost factor in the industry. The Company has a number of competitors who compete with the Company both at the regional level and with respect to various product lines. Present competitors include Galt Pipe and Construction (Galt, CA), Spear Manufacturing Company (Sylmar, CA), Freedom Plastics (Preston, ID), Sioliou Industries Inc. (Ville Plattle, LA), and PVC Fittings (Hereford, TX). Competitors in the drain, waste and vent (DWV) and sewer markets includes Vassallo Inc. (Ponce, Puerto Rico), GPK Products Inc. (Fargo, ND), Freedom Plastics Inc. (Janesville, WI) and Multi Fittings (Toronto, Ontario, Canada).

         Based on feedback from dealers who sell products manufactured by certain of the Company's competitors, the Company feels that the strongest attribute of its products is their quality. NACO strives to manufacture products that meet or exceed industry standards.

Planned Operational Growth.

         Product Development. The Company is developing a slide gate valve, six to twelve inches in diameter, which could be utilized in the irrigation, industrial and utility markets. During the 2002 fiscal year, the Company began producing the molds for the product and currently anticipates that the molds will be completed by March of 2003. Upon completion of the molds, management will produce limited quantities for testing. Management intends to move the new products into production as soon as testing has been completed, which is anticipated to be in the second quarter of the 2003 fiscal year.

         Research and Development. Research and development expenditures for the fiscal years ended November 30, 2002 and 2001 were $16,872 and $27,695 respectively. It is anticipated that research and development expenditures for the year ended November 30, 2003 will be approximately $25,000.

         Major Customers. During the year ended November 30, 2002, no customer accounted for more than 10% of the sales of the Company and it is not anticipated that the loss of any one customer would have a material adverse impact on the revenues of the Company.

         Employees. As of November 30, 2002, NACO had 66 employees, of whom all 66 were employed full time. All plant locations are non-union. The Company anticipates it will add between four and ten additional temporary employees in various areas during the busy seasons of the coming year.

         Patent and Copyright Protection.

         NACO regularly copyrights its literature, catalogs, advertising and other proprietary information, as it deems necessary.

Item 2.           Properties.
                  -----------

         Facilities.  The  Company  operates  the following facilities:

                                                  Approximate Floor Space
     Location                                     (square feet)        Present Use
     -----------------------------------------    ----------------     ----------------------------------
     Logan, Utah (leased)....................     23,025               Manufacturing, Warehouse & Office
     Garden City, Kansas (owned).............     21,326               Manufacturing, Warehouse & Office
     Lodi, California (leased)...............     15,800               Manufacturing, Warehouse & Office
     Lubbock, Texas (leased).................      3,750               Warehouse & Office

         The Logan and Lodi facilities, which are occupied under leases that expire in 2009 and 2004, respectively, are used for the Company's business operations. The Lubbock facility, which is used as a warehouse, is occupied under lease that was renewed in September 2002 for 36 months and expires August 31, 2005. The lease for the Logan facility is with a related party. See "Certain Relationships and Related Transactions." Lease payment amounts on the Lodi, Logan, and Lubbock facilities are $5,217, $14,537 and $1,400 per month, respectively. The Company also leases personal property and equipment from a related party at $10,230 per month. See "Certain Relationships and Related Transactions." The Garden City, Kansas property is owned by the Company and is subject to a lien, which secures indebtedness in the principal amount of approximately $925,373.

         The Company also has entered into agreements with warehouse service providers located in Grand Island, Nebraska; Phoenix, Arizona; Anaheim, California and Pasco, Washington. As consideration for such services, the Company pays to each warehouse service provider an amount equal to 5% of sales revenues generated by the applicable warehouse. The Company also has agreements with buy-sell representatives in Texas, Florida, Connecticut and Georgia. The
Company feels that its facilities are suitable and adequate for its current needs.

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

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

         No matters were submitted to a vote of the security holders during the fourth quarter of the year ended November 30, 2002.

         PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.
                  --------------------------------------------------------------

         The Company's Common Stock (the "Common Stock") is held of record by 20 holders and is not publicly traded. The Company's Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock") is held of record by 88 holders, and is traded in the over-the counter market. The Preferred Stock opened for trading in the over-the-counter market on February 26, 1996. The following table sets forth, for the periods indicated, the high and low bid prices for the Preferred Stock for the fiscal years ended November 30, 2002 and 2001 as reported by the OTC Bulletin Board. It is the Company's understanding that there were no trades of the Preferred Stock during the fiscal year ended November 30, 2002. The bid prices are market quotations based on inter-dealer bid prices, without markup, markdown or commission, and may not represent actual transactions.

                                                    High            Low
                                                    -----------     -----------

     Year Ended November 30, 2002:
          First Quarter .........................   None            None
          Second Quarter ........................   None            None
          Third Quarter .........................   None            None
          Fourth Quarter ........................   None            None

                                                    High            Low
                                                    -----------     -----------
         Year Ended November 30, 2001:
              First Quarter .....................   $1.50           $1.50
              Second Quarter ....................   1.50             1.50
              Third Quarter .....................   1.50             1.50
              Fourth Quarter ....................   1.50             1.50


         No dividends were paid on the Common Stock in the last two fiscal years. The Company is restricted from paying dividends on its Common Stock under the terms of the Preferred Stock and its revolving credit agreement. A dividend of $.42 per share, or $69,473, was declared by the Board of Directors with a record date of March 29, 2002 and was paid May 6, 2002. There was $277,892 of dividends in arrears at November 30, 2002 on the Preferred Stock. The Company is more than two years in arrears in the payment of cumulative dividends with respect to the Preferred Stock; therefore, holders of the Preferred Stock have the right, voting as a class, to elect two members of the Company's board of directors at the next annual meeting held subsequent to the arrearage. The Company's existing revolving credit agreement restricts the payment of dividends on the Company's stock (other than dividends payable in its stock); provided however, that the 7% annual dividend on the Preferred Stock may be paid as long as no "Event of Default" as defined in the Company's revolving credit agreement, has occurred or would result from the payment of the dividends.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations
                  --------------------------------------------------------------

Introduction

         NACO is a manufacturing company that produces and sells PVC products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to the irrigation, industrial, construction and utility industries. Sales of pipe fittings and valves accounted for 98.7% of the Company's revenues in fiscal 2002. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), molded fittings (4" though 10" in diameter) and PVC valves (4" through 12" in diameter). Fabricated fittings are manufactured by reshaping, cutting and welding PVC pipe. Molded fittings are manufactured by forcing liquefied PVC resin into a mold. In addition to manufacturing its own products, NACO works with other organizations as manufacturing subcontractor and original equipment manufacturer. See "Business -- Products".

         Historically, the Company has sold a majority of its products into the agricultural market. The agricultural market is very seasonal. Sales occur mainly during the spring and fall when crops are not being grown. As the Company continues its efforts to diversify its product mix, management anticipates that this diversification will offset, in part, historical seasonal fluctuations in the Company's operating results.

Results of Continuing Operations

         The following discussion relates to the twelve months ended November 30, 2002 and November 30, 2001, respectively. For comparison purposes, percentages of sales will be used rather than dollars in most cases. In the following discussion, the fiscal years ended November 30, 2002 and November 30, 2001 may be referred to as Y02 and Y01, respectively. In addition, the fourth fiscal quarters ended November 30, 2002 and November 30, 2001 may be referred to as 4Q02 and 4Q01, respectively.

         Overview. The Company's operations resulted in net income of $397,350 for the twelve months ended November 30, 2002. Management continues to review the Company's operations to try and reduce expenses without reducing product quality or customer service.

         Sales. Net sales from operations for Y02 increased by 2.0% to $7,824,936, compared to net sales of $7,669,222 for Y01. Net sales for 4Q02 increased .2% to $1,729,824 from $1,726,943 in 4Q01. Sales in the agricultural market for Y02 were down 4.8% or $288,573 from Y01. Sales in the agricultural market for 4Q02 decreased 7.5% or $92,201 from 4Q01. Management believes the decrease in sales to the agricultural market during Y02 and 4Q02 may be the result of various factors. First, management believes the U.S. farm economy is experiencing a continuing economic slowdown. Generally when farm income is low, farmers spend less on capital improvement for water systems. Second, many customers may have delayed projects in anticipation of government funding. Whether or not the anticipated government funding will be available in the future is unknown to management at this time. Utility and sewer sales represented 25.5% of the total sales for Y02 compared to 20.5% for Y01. Utility and sewer sales represented 31.9% of total sales for 4Q02 compared to 27.5% for 4Q01. Utility and sewer sales for Y02 increased $419,637 or 26.9% from Y01. Utility and sewer sales for 4Q02 increased $65,908 or 14.1% from 4Q01. Management believes the increase in utility and sewer sales was mainly due to one large OEM customer that was awarded several domestic and foreign construction projects during Y02.

         Gross Margin. Gross margin as a percentage of net sales for Y02 increased slightly to 44.8%, compared to 44.5% in Y01. The slight margin improvement resulted primarily from decreased costs in several areas. Overall, the Company's expenses in Y02 were lower than Y01, however some costs increased while other decreased. Raw material and labor costs increased. Raw material costs as a percentage of net sales increased from 27.7% in Y01 to 28.3% in Y02. The increase in raw material costs was partially due to increases in raw material prices generally; however, those increases were offset in part by improvements in the Company's raw material purchasing practices during Y02. Labor and related expenses increased $3,726, or .3%, from Y01 to Y02, mainly due to an annual wage increase of approximately 3% and a 61.3% or $24,487 increase in workers compensation insurance expense from Y01 to Y02. The increase in workers compensation insurance expense was mainly due to general increases throughout the insurance industry. The main expense items that decreased were machine shop supplies, which declined by $4,340, or 54.7%, from Y01 to Y02, mainly due to decreased utilization of the Company's machine shop in Y02 compared to Y01; depreciation expense, which declined by $29,673, or 17.0%, from Y01 to Y02, principally because an increasing portion of the Company's assets have become fully depreciated; and repairs and maintenance, which declined by $17,408, or 27.2%, from Y01 to Y01, mainly due to some major maintenance performed during Y01 that was not required in Y02. Gross margin as a percentage of net sales for 4Q01 and 4Q02 was 41.97% and 49.52%, respectively. The increase in gross margin as a percentage of sales from 4Q01 to 4Q02 was due, in part, to several factors. Labor and related expenses decreased $35,613, or 11.3%, from 4Q01 to 4Q02, mainly due to a reduction in the labor force and increased efficiencies. Material costs decreased $62,222, or 13.3, from 4Q01 to 4Q02, partly due to an increase in the standard costs of inventory. The increase in standard costs of inventory was also reflected on the Company's balance sheet as of November 30, 2002 in the form of an adjustment to increase inventory by $33,711, which was all reflected in the 4th quarter. Indirect costs decreased $18,422, or 5.2%, from 4Q01 to 4Q02, mainly due to a reduction of freight in and depreciation expenses. The Company takes a physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. No material inventory quantity adjustments were made at year-end of Y02 as a result of the physical inventory.

         Selling.  Selling  expenses were 22.7% of net sales for Y02 compared to
21.8 for Y01. Selling expenses in actual dollars for Y02 increased $112,619. Salaries and related benefits increased 11.0% from Y01 to Y02, mainly due to the reassignment of an employee from administrative to selling responsibilities. Advertising expense increased from .4% of net sales in Y01 to .7% of net sales in Y02, mainly due to the publication of new product catalogs. Travel expense increased $14,832, or 76.0%, mainly due to expanded sales efforts. Selling expenses for 4Q02 were 22.8% of net sales, compared to 28.5% of net sales for 4Q01, mainly due to decreased warranty claims. Warranty claims were .6% and 4.6% of net sales for 4Q02 and 4Q01, respectively, mainly due to the timing of the claims asserted. Warranty claims were 1.2% and 1.3% of net sales for Y02 and Y01, respectively.

         General and Administrative. General and administrative expenses for Y02 were 12.2% of net sales compared to 12.6% of net sales for Y01. In actual dollars, general and administrative expenses were $15,549 less in Y02 compared to Y01. Legal, outside consulting and accounting expenses decreased $22,774 from Y01 to Y02, mainly due to lower auditing costs for the annual audit due to improved efficiencies in the Company's accounting and finance department and a decrease in related party issues. As a percentage of net sales, salaries and related benefits was 7.5% and 7.6% for Y02 and Y01, respectively, mainly due to increased sales volume. General and administrative expenses were 13.6% for 4Q02, compared to 13.4% for 4Q01. In actual dollars, general and administrative expense decreased nominally ($310) from 4Q01 to 4Q02.

         Other. Other expenses/revenues were $119,116, or 1.5% of net sales, for Y02, compared to $264,734, or 3.5% of net sales, for Y01. Interest and bank charges decreased from $261,003 in Y01 to $114,643 in Y02, mainly due to an improved cash flow and lower borrowings during the fiscal year. Interest expense and bank charges decreased $146,360 from Y01 to Y02. The effective interest rate (interest expense divided by the average debt balance for the period) for Y02 and Y01 was 9.9% and 13.1%, respectively. The effective interest rate was higher in Y01 mainly due to a minimum interest payment required on the Wells Fargo line of credit. As discussed below, the Wells Fargo line of credit was replaced with a Zions National Bank credit facility in October 2001, which does not require payment of a minimum interest payment.

Liquidity and Capital Resources

         The Company's principal sources of liquidity have been cash from operations and borrowing from credit facilities. Cash provided by operations was $501,090 during Y02. Cash as of November 30, 2002 was $234,964, up from $137,355 at November 3, 2001. The Company's working capital position improved by $204,111 from November 30, 2001 to November 30, 2002. On November 30, 2002, the Company was current in its payment of trade payables. During January and February each year, the Company typically ships early orders to customers. The Company has been able to borrow against these receivables, which has helped to improve cash flow during the slow winter months. The Company generally receives payment for January and February shipments in March; cash flow generally increases in March and for the remainder of the Company's normal busy season, which is typically from March to June.

         On November 30, 2002, the outstanding balance of the Company's revolving line of credit was $0. On October 31, 2001 the Company entered into a line of credit with Zions First National Bank (Zions) for 1.2 million dollars. The amount available under the Zions facility is based on a percentage of accounts receivable and inventories. The maturity date of the Zions facility is March 31, 2003. Management plans to renew the line with Zions and does not anticipate any problems doing so, however there can be no guarantees that Zions will renew the line. The interest rate on the line is variable and is equal to
1.75 percentage points over the prime rate. Prime rate means an index which is determined daily by the published commercial loan variable rate index held by any two of the following banks: J.P. Morgan Chase & Co., Wells Fargo Bank N.A. and Bank of America N.A.

         On November 30, 2002 the Company was in compliance with all loan covenants with Zions Bank. The maximum line is $1,200,000, of which, based on the "Collateral Report" prepared by the Company, there was $790,272 available to borrow as of November 30, 2002.

         Also, the Company has a note with WebBank Corporation. The note is secured by land, buildings and equipment owned by the Company. The note has a variable interest rate equal to The Wall Street Journal Prime Interest Rate plus one and one-half percent (1.5%); provided, however, that the rate may not exceed 14.75% nor be less than 9.75%. The rate on November 30, 2002 was 9.75%. The term of the note was fifteen (15) years from the date of closing (April 1999) and requires monthly payments. On November 30, 2002, the monthly payment required was $11,972. On November 30, 2002, the outstanding balance of the facility was $925,373 and the Company was in compliance with all loan covenants with WebBank. This line is subordinated to the Zions Bank line of credit.

         Management believes that revenues from sales and bank resources, together with its capital resources on hand at November 30, 2002 will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition and its ability to continue to grow and expand its operations.

Critical Accounting Policies

         NACO's significant accounting policies are described in Note 1 to NACO's Financial Statements for the year ended November 30, 2002. These financial statements were prepared in accordance with accounting principles generally accepted in the United States and are included in this Report. Included within these policies are the Company's "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of the Company's financial statements and require management's subjective and complex judgment due to the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relate to allowance for doubtful accounts, inventory valuation and allowances for deferred income taxes. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

         Allowance for Doubtful Accounts: The Company has established an allowance for estimated bad debts by applying a historical percentage of bad debts to net sales each month. In addition, all accounts over 90 days are evaluated as to the collectibility of the account and a specific reserve is established for specific customer accounts identified as doubtful or non-collectible. The Company's customer base is such that changes in either the customer's financial position or the economy as a whole could cause actual write-offs to differ materially from the estimated reserve. The allowance for doubtful accounts at November 30, 2002 was $37,710, compared to $14,734 at fiscal year end November 30, 2001.

         Inventories: The Company evaluates inventory on an annual basis to determine obsolete and slow moving inventory. All inventory that has not moved, been used in manufacturing or sold in the past year is reserved against. Also, an additional reserve is made for slow moving inventory. Based on usage during the past year, a reserve is calculated by taking the prevailing interest rate for money borrowed multiplied by the value of inventory in excess of a six-month supply. Inventory in excess of a three-year supply is reserved at 100% of the value of that excess inventory. The reserve for obsolete and slow moving inventories at November 30, 2002 and November 30, 2001 was $60,000.

         The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every month. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed.

         Deferred Income Tax Valuation Allowances: The Company's current assets at November 30, 2002 included an entry for deferred taxes in the amount of $89,000. The Company evaluates the realizability of its net deferred tax asset on a quarterly basis. In the opinion of management, the total asset value at November 30, 2002 is realizable, therefore no allowance was provided. However, the Company's operating results are subject to certain risks that could adversely affect the Company's operating results and its ability to operate profitably. The Company's operating results could be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials expenses, changes in economic conditions, unanticipated expenses or events and other factors that could materially change the need for an allowance.

Forward-Looking Statements
         Statements contained in this Annual Report on Form 10-KSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's plans, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and encompass NACO's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "believes," "anticipates," "should," and "likely" also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

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

Item 7.           Financial Statements
                  --------------------

         See pages F-1 to F-20 hereof.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
                  --------------------------------------------------------------

         None

                              NACO INDUSTRIES, INC.

                              FINANCIAL STATEMENTS

                     Years Ended November 30, 2002 and 2001

                              NACO INDUSTRIES, INC.

                          Index to Financial Statements

                     Years Ended November 30, 2002 and 2001


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

       Statements of Cash Flows                                      F-6

       Notes to Financial Statements                                 F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of NACO Industries, Inc.


We have audited the accompanying balance sheets of NACO Industries, Inc. as of November 30, 2002 and 2001, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NACO Industries, Inc. at November 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ JONES SIMKINS LLP
    Logan, Utah


January 23, 2003

                              NACO INDUSTRIES, INC.

                              FINANCIAL STATEMENTS

                     Years Ended November 30, 2002 and 2001


                              NACO INDUSTRIES, INC.
                                 BALANCE SHEETS
                           November 30, 2002 and 2001

                           ASSETS                            2002         2001
                                                          ----------   ----------
Current assets:
  Cash                                                    $  234,964      137,355
  Accounts receivable, net                                   699,482      742,026
  Inventories                                                722,753      584,272
  Prepaid expenses                                            64,188       28,237
  Current deferred income tax asset                           89,000      307,000
  Current portion of related party receivables                30,000       10,000
                                                          ----------   ----------

        Total current assets                               1,840,387    1,808,890

Property and equipment, net                                  807,714      867,732
Related party receivables                                    275,182      304,152
Other assets, net                                            193,306      181,773
                                                          ----------   ----------

        Total assets                                      $3,116,589    3,162,547
                                                          ==========   ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  209,886      343,086
  Accrued expenses                                           364,622      406,518
  Current portion of long-term debt                           58,525       56,043
                                                          ----------   ----------

        Total current liabilities                            633,033      805,647

Long-term debt                                               876,007      935,853
Note payable                                                    --        131,375
Deferred income tax liability                                 67,000       77,000
                                                          ----------   ----------

        Total liabilities                                  1,576,040    1,949,875
                                                          ----------   ----------

Commitments and contingencies                                   --           --

Stockholders' equity:
  Preferred stock, $3 par value; 330,000 shares
    authorized, 165,412 shares issued and outstanding
    (aggregate liquidation preference of $1,270,364 and
    $1,270,364, respectively)                                496,236      496,236
  Common stock, $.01 par value; 10,000,000
    shares authorized, 1,974,455 and 1,950,393 shares
    issued and outstanding, respectively                      19,745       19,504
  Additional paid-in capital                               1,017,562    1,017,803
  Retained earnings (deficit)                                  7,006     (320,871)
                                                          ----------   ----------

        Total stockholders' equity                         1,540,549    1,212,672
                                                          ----------   ----------

        Total liabilities and stockholders' equity        $3,116,589    3,162,547
                                                          ==========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                              NACO INDUSTRIES, INC.
                              STATEMENTS OF INCOME
                     Years Ended November 30, 2002 and 2001

                                                       2002           2001
                                                  -----------    -----------
Sales, net                                        $ 7,824,936      7,669,222

Cost of goods sold                                  4,320,640      4,258,222
                                                  -----------    -----------

      Gross profit                                  3,504,296      3,411,000
                                                  -----------    -----------

Operating expenses:
  Selling expenses                                  1,782,912      1,670,293
  General and administrative expenses                 952,046        967,595
  Research and development expenses                    16,872         27,695
                                                  -----------    -----------

      Total operating expenses                      2,751,830      2,665,583
                                                  -----------    -----------

      Income from operations                          752,466        745,417
                                                  -----------    -----------

Other income (expense):
  Interest income                                       1,924          3,111
  Interest expense                                   (114,643)      (261,003)
  Other                                                (6,397)        (6,842)
                                                  -----------    -----------

      Total other expense                            (119,116)      (264,734)
                                                  -----------    -----------

      Income before provision for income taxes        633,350        480,683

Provision for income taxes                            236,000        121,000
                                                  -----------    -----------

        Net income                                $   397,350        359,683
                                                  ===========    ===========


Preferred stock dividends                             (69,473)       (69,473)
                                                  -----------    -----------

        Net income applicable to common stock     $   327,877        290,210
                                                  ===========    ===========


Net income per common share - basic and diluted   $      0.17    $      0.15
                                                  ===========    ===========


Weighted average common and common equivalent
     shares - basic and diluted                     1,961,000      1,937,000
                                                  ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.



                                                        NACO INDUSTRIES, INC.
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                               Years Ended November 30, 2002 and 2001



                                       Preferred Stock             Common Stock           Additional      Retained         Total
                                --------------------------  ---------------------------    Paid-In        Earnings     Stockholders'
                                    Shares        Amount        Shares        Amount       Capital       (Deficit)        Equity
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 1, 2000          165,412   $   496,236     1,926,330   $    19,263   $ 1,018,044    $ (680,554)    $   852,989

Issuance of common stock under
  a subscription agreement              --            --          24,063           241          (241)          --             --

Net income                              --            --            --            --            --          359,683        359,683
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at November 30, 2001         165,412       496,236     1,950,393        19,504     1,017,803       (320,871)     1,212,672

Issuance of common stock under
  a subscription agreement              --            --          24,062           241          (241)          --             --

Preferred stock dividend                --            --            --            --            --          (69,473)       (69,473)

Net income                              --            --            --            --            --          397,350        397,350
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at November 30, 2002         165,412   $   496,236     1,974,455   $    19,745   $ 1,017,562    $     7,006    $ 1,540,549
                                 ===========   ===========   ===========   ===========   ===========    ===========    ===========


                  The accompanying notes are an integral part
                         of these financial statements.


                              NACO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended November 30, 2002 and 2001

                                                              2002         2001
                                                           ---------    ---------
Cash flows from operating activities:
  Net income                                               $ 397,350      359,683
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                            187,128      220,828
     Loss on disposition of equipment                          6,626        8,840
     Provision for losses on receivables and inventories      22,976      (14,104)
     Deferred income taxes                                   208,000      121,000
     Rent expense                                              8,970         --
    (Increase) decrease in:
       Accounts receivable                                    19,568       22,422
       Inventories                                          (138,481)      52,197
       Prepaid expenses                                      (35,951)        (769)
     Increase (decrease) in:
       Accounts payable                                     (133,200)     (97,286)
       Accrued expenses                                      (41,896)      94,227
                                                           ---------    ---------

          Net cash provided by operating activities          501,090      767,038
                                                           ---------    ---------

Cash flows from investing activities:
  Purchases of property and equipment                       (133,736)     (58,673)
  Change in related party accounts                              --         42,082
  Other assets                                               (11,533)     (38,000)
                                                           ---------    ---------

          Net cash used in investing activities             (145,269)     (54,591)
                                                           ---------    ---------

Cash flows from financing activities:
  Decrease in note payable                                  (131,375)    (554,053)
  Payments on long-term debt                                 (57,364)     (53,615)
  Payment of preferred stock dividend                        (69,473)        --
                                                           ---------    ---------

          Net cash used in financing activities             (258,212)    (607,668)
                                                           ---------    ---------

          Net increase in cash                                97,609      104,779

Cash, beginning year                                         137,355       32,576
                                                           ---------    ---------

Cash, end of year                                          $ 234,964      137,355
                                                           =========    =========



                   The accompanying notes are an integral part
                         of these financial statements.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001



Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Organization
------------

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

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions regarding certain assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are determined by the Company to be cash and short-term highly liquid investments with initial maturity dates of three months or less that are readily convertible to cash.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001


Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------

Inventories
-----------

Raw material inventories and goods purchased for resale are recorded at the lower of cost (first-in, first-out method) or market. Manufactured finished goods and work in process inventory are recorded at the lower of cost (standard cost method) or market which represents management's estimate of its net realizable value.

Property and Equipment
----------------------

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

Other Assets
------------

Included in other assets are debt issuance costs of approximately $72,000 and $72,000 at November 30, 2002 and 2001, respectively. These costs are amortized as additional interest expense over the specific term of the related indebtedness using the straight-line method. Accumulated amortization was approximately $20,000 and $12,000 at November 30, 2002 and 2001, respectively. Amortization expense totaled approximately $8,000 and $12,000 in 2002 and 2001, respectively.

Revenue Recognition
-------------------

Revenue is recognized upon shipment of the product to the customer.

Advertising Costs
-----------------

Advertising costs are expensed when incurred and totaled approximately $52,000 and $29,000 for the years ended November 30, 2002 and 2001, respectively.

Shipping and Handling Costs
---------------------------

The Company classifies shipping and handling costs as selling expenses in the statement of income. Shipping and handling costs totaled approximately $709,000 and $688,000 for the years ended November 30, 2002 and 2001, respectively.

---------------------------------------------------

Income Taxes
------------

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. Temporary differences result primarily from depreciation of property and equipment and certain valuation allowances and accruals.

Earnings Per Share
------------------

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


Note 2 - Accounts Receivable
----------------------------

Accounts receivable consist of the following at November 30:

                                                    2002           2001
                                                    ----           ----

         Trade receivables                       $737,192          756,760
         Allowance for doubtful accounts          (37,710)         (14,734)
                                                 --------         --------

                                                 $699,482          742,026

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001

Note 3 - Inventories
--------------------

Inventories consist of the following at November 30:
                                                       2002          2001
                                                    ---------    ---------

             Raw materials                          $ 278,032      281,021
             Finished goods                           504,721      363,251
             Valuation allowance                      (60,000)     (60,000)
                                                    ---------    ---------


                                                    $ 722,753      584,272
                                                    =========    =========

Note 4 - Property and Equipment

Property and equipment consists of the following at November 30:
                                                       2002           2001
                                                   -----------    -----------

               Machinery and equipment             $ 1,892,683      1,895,295
               Buildings and improvements              608,738        608,738
               Office equipment                        342,842        409,603
               Vehicles                                 97,641         94,141
               Land                                     40,700         40,700
                                                   -----------    -----------

                                                     2,982,604      3,048,477
               Less accumulated depreciation and
                 amortization                       (2,174,890)    (2,180,745)
                                                   -----------    -----------

                                                   $   807,714        867,732
                                                   ===========    ===========


Note 5 - Note Payable
---------------------

The note payable at November 30, 2002, consists of a bank revolving line-of-credit which allows the Company to borrow a maximum of $1,200,000. The note bears interest at the prime rate plus 1.75%, is secured by receivables and inventories, matures on March 31, 2003 and had an outstanding balance of $0 and $131,375 at November 30, 2002 and 2001, respectively. The line-of-credit agreement contains covenants related to minimum net worth, earnings before interest and taxes, debt and dividends.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001


Note 6 - Long-Term Debt

Long-term debt consists of the following at November 30:

                                                                         2002                2001
                                                                      -----------        -----------
Note payable to a bank in monthly installments of
  $11,972, including interest at the prime rate plus 1.5%,
  (with minimum and maximum rates of 9.75% and 14.75%,
  respectively) secured by receivables, inventories,
  and property and equipment, due June 2013                           $   925,373            975,344

Notes  payable to banks in aggregate  monthly
  installments  of $378,  including interest at
  9.95%, secured by a vehicle
  maturing in February 2003                                                 1,458              5,620

Capital lease obligations (see Note 7)                                      7,701             10,932
                                                                      -----------        -----------

         Total long-term debt                                             934,532            991,896

         Less current portion                                             (58,525)           (56,043)
                                                                      -----------        -----------

                                                                      $   876,007            935,853
                                                                      ===========         ==========


Future maturities of long-term debt at November 30, 2002 is as follows:

                        Year ending
                        November 30,                      Amount

                           2003                      $    58,525
                           2004                           63,031
                           2005                           69,078
                           2006                           73,419
                           2007                           81,015
                           Thereafter                    589,464
                                                        --------

                                                     $   934,532
                                                        ========

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001


Note 7 - Capital Lease Obligations
----------------------------------

The Company leases equipment under capital lease agreements which provide for the option to purchase the equipment at the end of the lease. Future minimum lease payments under capital leases at November 30, 2002 are as follows:

                Year ending
                November 30,                              Amount
                ------------                              ------

                2003                                    $  3,224
                2004                                       3,224
                2005                                       2,686
                                                           -----

                                                           9,134
                Less amount representing interest         (1,433)
                                                          ------

                Present value of future
                  minimum lease payments                $  7,701
                                                          =======


The cost, accumulated amortization and amortization expense of equipment under capital leases is approximately as follows at November 30:
                                                          2002          2001
                                                          ----          ----

         Cost                                        $  10,200        19,000
         Accumulated amortization                        1,800         6,000
         Amortization expense                            1,500         2,000


Note 8 - Operating Leases
-------------------------

The Company leases its California, Texas and Utah buildings and certain equipment under non-cancelable operating leases. Rental expense related to these operating leases for the years ended November 30, 2002 and 2001, was approximately $374,000 and $368,000, respectively.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001


Note 8 - Operating Leases (continued)
-------------------------

Future minimum rental payments under non-cancelable operating leases as of November 30, 2002 are approximately as follows:

                     Year ending
                    November 30,                    Amount
                    ------------                   --------

                         2003                   $  360,000
                         2004                      356,000
                                                   -------

                                                $  716,000


Note 9 - Income Taxes
---------------------

The provision for income taxes differs from the amount computed at the statutory rates as follows at November 30:

                                          2002                  2001
                                        ---------            ---------

Federal tax at statutory rate           $ 225,000              175,000
State taxes                                30,000               24,000
Other                                     (19,000)               2,000
Change in valuation allowance                --                (80,000)
                                        ---------            ---------

                                        $ 236,000              121,000
                                        =========            =========

The provision for income taxes consisted of the following for the years ended November 30:

                                          2002                  2001
                                        ---------            ---------

Current                                 $  28,000                 --
Deferred                                  208,000              121,000
                                        ---------            ---------

Provision for income taxes              $ 236,000              121,000
                                        =========            =========

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001


Note 9 - Income Taxes (continued)
---------------------

Deferred income tax assets (liabilities) are comprised the following at November 30:

                                                       2002          2001
                                                     ---------    ---------
     Assets:
         Net operating loss carryforwards            $    --        195,000
         Warranty reserve and accruals                  40,000       70,000
         Inventories                                    35,000       35,000
         Allowance for doubtful accounts and other      14,000        7,000
                                                     ---------    ---------

                                                        89,000      307,000
     Liability:
         Depreciation                                  (67,000)     (77,000)
                                                     ---------    ---------

         Net deferred tax asset                      $  22,000      230,000
                                                     =========    =========

Presented in the balance sheets as follows:

     Current deferred income tax asset               $  89,000      307,000
     Deferred income tax liability                     (67,000)     (77,000)
                                                     ---------    ---------

         Net deferred tax asset                      $  22,000      230,000
                                                     =========    =========


Note 10 - Capital Stock
-----------------------

Preferred Stock
---------------

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

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001


Note 10 - Capital Stock (continued)
-----------------------

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

At November 30, 2002 and 2001, dividends in arrears were approximately $278,000 ($1.68 per share) and $278,000, ($1.68 per share), respectively. At November 30, 2002, the Company's preferred dividends were more than two years in arrears. As a result, the holders of the preferred stock have the right, voting as a class, to elect two members of the Company's board of directors at the next annual meeting.

Subscription Agreement
----------------------

The Company has a stock subscription agreement which requires the Company to issue approximately 24,000 shares of common stock per year until the Company establishes a market for its common stock that trades for at least $6.00 per share for any ten consecutive trading days. The Company issued 24,062 and 24,063 shares of common stock under the stock subscription agreement during the years ended November 30, 2002 and 2001, respectively.


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

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001


Note 11 - Stock Options and Warrants (continued)
------------------------------------

A schedule of the options and warrants outstanding is as follows:

                                                                                          Exercise
                                                                                         Number of
                                                                                ------------------------------
Price Per
                                                              Options        Warrants             Share
                                                              -------        -----------       -----------

         Outstanding at December 1, 2000                      312,000             --            $3.00-4.00
         Granted                                              100,000             --                 2.00
         Canceled                                              (4,000)            --             3.00-4.00
                                                            ----------       -----------         ---------

         Outstanding at November 30, 2001                     408,000             --            2.00-4.00
         Canceled                                            (120,000)            --             3.00-4.00
                                                             ---------       -----------         ---------

         Outstanding at November 30, 2002                     288,000             --            $2.00-4.00
                                                             =========       ===========        ==========


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

                                                         2002          2001
                                                         ----          ----

         Net income - as reported                   $  327,877       290,210
         Net income - pro forma                     $  308,564       271,319
         Earnings per share - as reported           $      .17           .15
         Earnings per share - pro forma             $      .16           .14

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001


Note 12 - Stock Based Compensation (continued)
----------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at November 30, 2001:

         Expected dividend yield                          -
         Expected stock price volatility                  -
         Risk-free interest rate                           6%
         Expected life of options                    10 years

The weighted average fair value of options granted was $.89 during the year ended November 30, 2001.

No options were granted during the year ended November 30, 2002.

The following table summarizes information about stock options outstanding at November 30, 2002:


                             Outstanding                                             Exercisable
-----------------------------------------------------------------------   ----------------------------------
    Exercise            Number          Weighted
                                         Average
                                        Remaining         Weighted                              Weighted
                                       Contractual        Average                               Average
                                          Life            Exercise            Number            Exercise
     Price           Outstanding         (Years)           Price            Exercisable          Price
-----------------  ----------------- ---------------- -----------------   ----------------  ----------------


  $ 2.00 -4.00         288,000               1.95        $    2.76           205,600           $    3.05
=================  ================= ================ =================   ================  ================



Note 13 - Pension Plan
----------------------

The Company sponsors an IRC Sec. 401(k) deferred compensation plan that covers all employees over age 21 with over one year of service. The Company makes matching contributions, at fifty percent of the employee's deferral, up to four percent of gross wages for employees who elect salary deferral. The amount of pension expense for the years ended November 30, 2002 and 2001, was approximately $11,000 and $21,000, respectively.

                             NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001


Note 14 - Related Party Transactions
------------------------------------

The Company leases its Logan, Utah, manufacturing and sales facility and certain equipment from P.V.C., Inc. (PVC), a corporation owned 100 percent by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $23,000 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC. At November 30, 2002 and 2001, the outstanding mortgage balance was approximately $700,000 and $720,000, respectively. At November 30, 2002 the Company has a lease deposit with PVC of $23,000 which is included in other assets on the balance sheet.

In addition, Verne Bray has signed an indemnification agreement to hold the Company harmless for funds paid on behalf of an inactive limited liability company (Rimshot) owned by a son of Verne Bray. The Board of Directors approved the Company's execution of the indemnification agreement. The agreement covers costs advanced to Rimshot for start-up operations and principal and interest payments made on leased machinery used by Rimshot. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. Pursuant to the indemnification agreement, Verne Bray conveyed to the Company a security interest in all PVC lease receivables from the Company. The Company has also signed a security agreement with PVC that allows the Company to offset payments due to PVC in the event of default on the indemnification agreement.

At November 30, 2002 and 2001 Verne Bray and related entities owed the Company $305,182 and $314,152, respectively.


Note 15 - Fair Value  Financial Instruments
-------------------------------------------

The Company's financial instruments consist of cash, receivables, payables and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the notes bear interest at floating market interest rates.

                             NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001


Note 16 - Supplemental Cash Flow Information
--------------------------------------------

During the year ended November 30, 2002, the company recognized rent expense in exchange for payments on the related party receivables of $8,970.

During the year ended November 30, 2001 the Company acquired property and equipment in exchange for long-term debt of $10,185.

Actual cash paid for interest and income taxes for the years ended November 30, are approximately as follows:

                                            2002                2001
                                        -------------       -------------

  Interest                             $      115,000             261,000
                                        =============       =============

  Income taxes                         $        -                   -
                                        =============       =============


Note 17 - Commitments and Contingencies
---------------------------------------

Employment Agreements
---------------------

The Company has entered into an employment agreement with Michael Hopkins, the Company's president, for a term expiring in December 2005, subject to automatic renewal for successive one year periods unless notice of termination is given by either party within one hundred twenty days of the expiration of the then current term. His employment agreement provides that he shall receive (i) an annual salary of $90,000, (ii) increases in his annual salary according to the Consumer Price Index, (iii) bonuses based on certain levels of the Company's profits (iv) may participate in other benefits offered to employee's generally, and (v) 100,000 stock options exercisable at $2.00 per share, vesting over five years.

Litigation
----------

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, commercial transactions, etc. The Company is currently not aware of any such items that it believes could have a material adverse affect on its financial position.

                             NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2002 and 2001


Note 18 - Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

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

PART III

Item 10.          Directors and Executive Officers of the Registrant


           Name               Age     Director Since                        Position
           ----               ---     --------------                        --------

Verne E. Bray.............    67            1985       Chairman of the Board, Chief Executive Officer
                                                       and Secretary
W. Michael Hopkins........    44            1999       President and Director
Jeffrey J. Kirby..........    41            1992       Executive Vice President, Chief Financial
                                                       Officer, Treasurer and Director
James C. Czirr............    49            1997       Director
Jack Prust................    56            2000       Director
Bryce M. Petersen.........    53            N/A        Vice President of Finance
Nina F. Birkle............    69            N/A        Vice President
Daniel M. Gruber..........    50            N/A        Vice President

--------------------------------------------------------------------------------
The business experience and brief resumes on each of the directors and executive officers of the Company are as follows:

         Verne Bray was appointed the Secretary of the Company in May 2000. He has been a director of the Company since 1985 and Chairman of the Board of Directors and Chief Executive Officer since 1988. He was the President of the Company from 1988 to May 2000. Mr. Bray joined the Company in 1980 and started the NACO West operation in Logan. In 1982, he was appointed sales manager of all divisions. Prior to joining NACO, Mr. Bray was sales manager and general manager of Head Manufacturing, Inc., a manufacturer of PVC pipefittings. Mr. Bray is the father-in-law of Jeffrey J. Kirby and W. Michael Hopkins, both of whom are officers and directors of the Company.

         W. Michael Hopkins was appointed President of the Company in May 2000. He served as Vice President from 1997 to 2000 and Secretary from 1999 to 2000. He was appointed a Director in 1999. Mr. Hopkins joined NACO in November 1994 as Sales Manager. Prior to working for NACO, Mr. Hopkins worked in marketing and sales for Trade Shows West, a company that produced and marketed convention and trade show events in the western United States. He received a BS degree in Business Administration from the University of Phoenix. Mr. Hopkins is the son-in-law of Verne Bray, the Chairman of the Board, Chief Executive Officer, and Secretary of the Company.

         Jeffrey J. Kirby has been Executive Vice President of the Company since 1992 and Chief Financial Officer and Treasurer since March 1994. Mr. Kirby served as Secretary of the Company from 1992 to 1999. He has been a director since 1992. Prior to joining the Company, Mr. Kirby was a senior accountant with Ernst and Young in Long Beach, California from 1988 to 1991. Mr. Kirby received his B.S. in accounting and finance from Utah State University in 1987 and an MBA from the same institution in March 1988. Mr. Kirby is the son-in-law of Verne Bray, the Chairman of the Board, Chief Executive Officer and Secretary of the Company.

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

         Jack Prust was appointed as a director of the Company in February 2000. Mr. Prust has been a manufacturer's independent representative of the Company since 1983. He started Jack Prust Sales in 1978, which is an independent manufacturing representative organization.

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

         Nina Birkle has been Vice President of the Company since 1988, and was a director and Treasurer from 1988 to 1994. Ms. Birkle is employed full-time by the Company and has primary responsibility for operations of the Garden City, Kansas facility. Ms. Birkle joined NACO Industries in Garden City, Kansas in 1981 and held positions as Credit and Accounting Manager prior to being appointed Vice President and Division Manager of the Garden City, Kansas manufacturing facility.

         Daniel M. Gruber has been Vice President of the Company since 1988. He was a director from 1988 to 1994. Since 1984, Mr. Gruber has been the Division Manager of the Lodi, California Division of the Company. Mr. Gruber is employed full-time by the Company and has principal responsibility for operations of the Lodi, California facility.

         All members of the Board of Directors hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. The executive officers serve at the pleasure of the Board of Directors. The Company does not presently have standing audit, nomination or compensation committees. The Company intends to establish an audit committee during 2003.

Item 11.          Executive Compensation
                  ----------------------

Summary Compensation Table

         The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and the President of the Company, ("Named Executive Officers") during each of the last three fiscal years. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for services rendered during the year ended November 30, 2002.


                                                                        Annual Compensation
                                                              ----------------------------------------

                  Name & Position                     Year      Salary        Bonus     Other Annual        All Other
                                                                                        Compensation     Compensation(1)
---------------------------------------------------- -------- ------------  ----------- --------------   -----------------
Verne E. Bray                                         2002       $ 25,330       0             0                    $    0
Chairman of the Board, Chief Executive Officer and    2001         42,112       0             0                         0
Secretary                                             2000         37,766       0             0                         0
W. Michael Hopkins                                    2002       $ 92,842    $11,129          0                    $3,286
President, Board Member                               2001         86,227       0             0                     3,239
                                                      2000         63,309       0             0                         0

(1) Consists of a car allowance over and above the IRS allowance

     The Company did not grant any stock options or stock appreciation rights to Mr. Bray or Mr. Hopkins during the fiscal year ended November 30, 2002.




Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

     The following table sets forth the aggregate value of unexercised options to acquire shares of Common Stock held by the Named Executive Officers of the Company on November 30, 2002.


--------------------------------------------------------------------------------------------------------------------------------
                                                                         Number of Unexercised        Value of Unexercised
                                                                        Options at November 30,    In-the-Money Options at FY
                                                                                  2002                    End 2002 (1)
--------------------------------------------------------------------------------------------------------------------------------
                                    Shares Acquired       Value        Exercisable Unexercisable  Exercisable   Unexercisable
              Name                   on Exercise(#)    Realized($)
-----------------------------------------------------  -------------   ---------------------------------------------------------
Verne E. Bray                                                            20,000          0             0              0
Chairman of the Board, Chief               --               --
Executive Officer and Secretary
---------------------------------
W. Michael Hopkins                         --               --           40,000        80,000          0              0
President
--------------------------------------------------------------------------------------------------------------------------------

(1) The Common Stock is not publicly traded. Based on the average of the bid and ask prices of the Units, which consist of a share of Preferred Stock which is convertible into two shares of Common Stock and a warrant to acquire one-half of a share of Common Stock at an exercise price of $3.00, the Company has determined the per share value of the Common Stock does not exceed the exercise price of the options.

Stock Option Plan

         In November 1996, the Company adopted the Naco Industries, Inc. Stock Incentive Plan, (the "Stock Incentive Plan"); whereby certain employees may be granted incentive or non-qualified options to purchase up to 200,000 shares of the Common Stock. The exercise price of options granted under the Stock Incentive Plan is determined by a committee appointed by the Board of Directors. The exercise price of incentive options must not be less than the fair market value of the underlying share of Common Stock as of the date of grant. The maximum term of the options is six years and they vest over a five-year period. The Stock Incentive Plan allows for granting of stock appreciation rights. Upon exercise of a stock appreciation right, the holder may receive shares of Common Stock (and, with respect to fractional shares, cash) equal to the excess of the fair market value of the Common Stock at the date of exercise over the option price. During the year ended November 30, 2002, no incentive options were forfeited due to termination of employment and no options were exercised during the year.

Employment Agreements.

     In December 2000, the Company entered into an employment contract with W. Michael Hopkins, the Company's President. The contract is for a term of 5 years and provides for a base salary of $90,000. During 2001 the Board of Directors amended the employment contract to include annual increases to the base salary equal to the Consumer Price Index for the each proceeding year. In addition, there is an annual bonus structure based on a percentage of net profits before taxes on any net profits before taxes over $500,000. For the year ended November 30, 2002, Mr. Hopkins bonus was calculated at $11,129, which was paid in January 2003. Mr. Hopkins is entitled to receive a payment of $100,000 if his employment is terminated in violation of the terms of the employment agreement. Also included in the agreement is an option to purchase 100,000 shares of Common Stock at $2.00 per share. The option vest in equal annual increments of 20% per year until the option becomes vested on December 1, 2005.

Director Compensation

     In August 1996, the Company granted a non-qualified option to purchase 150,000 shares of Common Stock to James C. Czirr as a condition of acceptance of appointment to the Board of Directors. The exercise price of the option is $4.00 per share. 120,000 of these options expired during the year ended November 30, 2002. The balance of 30,000 will expire in August 2003. Directors do not receive any annual fee or compensation for serving on the Board of Directors. They are, however, reimbursed for their out-of-pocket costs in attending board meetings.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

Principal Holders of Voting Securities

The following table sets forth certain information, as of February 15, 2003, with respect to the beneficial ownership of Common Stock and Class A Preferred Stock, by each person known by the Company to own beneficially more than five percent of the Common Stock or Class A Preferred Stock, by each director, by the Chief Executive Officer and by all directors and executive officers as a group. Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws.


                        Name and Address                                                               Percentage
                               of                                                    Number of             Of
                        Beneficial Owner                            Class of          Shares             Class
                                                                      Stock           Owned
-------------------------------------------------------------------------------- ----------------    ----------------
Verne E. Bray*................................................... Common(1)            1,466,667          73.5
1367 E. 1980 North
Logan, UT  84321

Britania Holding Limited......................................... Common                 431,978          21.9
Kings House, The Grange St. Peter Port,
Guernsey, Channel Islands GY12QJ

Jim C. Czirr*.................................................... Common(2)               43,333           2.2
425 Janish Dr.
Sandpoint, ID 83864

Wapiti Capital L.L.C............................................. Common(3)               40,000           2.0
1252 Tweedbrook Pl.                                               Preferred               20,000          12.1
Virginia Beach, VA  23452

Jack Prust*...................................................... Common(4)               37,000           1.8
P.O. Box 5135                                                     Preferred                8,500           5.1
San Ramone, CA  94583

Jeffrey J. Kirby*................................................ Common(5)               26,787           1.4
285 East 400 North                                                Preferred                   60           **
Millville, UT  84321

Gary Gibbons..................................................... Common(6)               30,418           1.6
1606 North 1340 East                                              Preferred               11,667           7.1
North Logan, UT  84341

W. Michael Hopkins*                                               Common(7)               60,300           3.0
393 East 2440 No.                                                 Preferred                  150           **
North Logan, UT 84341

MSA Industrial Corporation....................................... Common(8)               20,000           1.0
P.O. Box 688                                                      Preferred               10,000           6.1
Benton Harbor, MI  49023

All directors and executive officers as a group (8 persons).....) Common(9)            1,634,421          76.9
                                                                  Preferred               17,754           1.1

----------------------

*    Indicates current director  and/or  executive  officer.   ** Less than one
     percent.
(1) Includes 1,000,000 shares held by Bray Family Properties, L.L.C., 223,334 shares held by the Verne Bray Trust, 223,333 shares held by the Beverly Bray Trust and 20,000 shares issuable upon exercise of presently exercisable options.

(2) Includes 13,333 shares owned by Extol Corp. of which Mr. Czirr has 100% ownership, and 30,000 shares issuable upon exercise of presently exercisable options.
(3) Includes 40,000 shares of Common Stock issuable upon conversion of 20,000 shares of Preferred Stock. (4) Includes 20,000 shares of Common Stock issuable upon presently exercisable options, and includes 17,000 shares issuable upon conversion of 8,500 shares of Preferred Stock.
(5) Includes 20,000 shares of Common Stock issuable upon exercise of presently exercisable options, 120 shares of Common Stock issuable upon conversion of 60 shares of Preferred Stock


(6) Includes 23,334 shares of Common Stock issuable upon conversion of 11,667 shares of Preferred Stock.

(7) Includes 60,000 shares of Common Stock issuable upon presently exercisable options, 300 shares of Common Stock issuable upon conversion of 150 shares of Preferred Stock.

(8) Includes 20,000 shares of Common Stock issuable upon conversion of 10,000 shares of Preferred Stock.

(9) Includes 150,000 shares of Common Stock issuable upon presently exercisable options, and 17,754 shares of Common Stock issuable upon conversion of 8,877 shares of Preferred Stock.


Securities Authorized for Issuance Under Equity Compensation Plans

         The following table contains information regarding the Company's equity compensation plans as of November 30, 2002.

                                                       Number of                                  Number of Securities
                                                    Securities to be                           Remaining Available for
                                                      Issued upon      Weighted-Average           Future Issuance under
                                                      Exercise of      Exercise Price of         Equity Compensation
                                                      Outstanding      Outstanding Plans (          Excluding Securities
                                                   Options, Warrants   Options, Warrants            Reflected in
                  Plan Category                        and Rights         and Rights               the First Column)
                  -------------                    -----------------   -----------------       -------------------------

Equity compensation plans approved by security
   holders (1)..............................                 78,000              $3.00                   122,000
Equity compensation plans not approved by
   security holders (2).....................                210,000              $2.67                         0

                  Total ....................     .          288,000              $2.76                   122,000
                                                            =======                                      =======

(1) Consists of the Stock Incentive Plan. See Note 11 to the Company's Financial Statements for the fiscal year ended November 30, 2002 (included in this Report as pages F-1 through F-20) for additional information regarding the Stock Incentive Plan.

(2) Consists of options to purchase shares of Common Stock. See Note 11 to the Company's Financial Statements for the fiscal year ended November 30, 2002 (included in this Report as pages F-1 through F-20) for additional information regarding these options.

         The options disclosed in the preceding table, which were not issued under the Stock Incentive Plan, were issued by the Company in exchange for services rendered to the Company as employees or directors. These options give the holders the right to purchase Common Stock at a price equal to or above the fair market value of the Common Stock at the time of issuance of the options. The term for the options range from five to ten years from the date of issuance.

Item 13.          Certain Relationships and Related Transactions
                  ----------------------------------------------

         The Company leases its Logan, Utah, manufacturing and sales facility and certain equipment from PVC, Inc., a corporation owned by Verne E. Bray, the Company's majority shareholder, Chairman of the Board, Chief Executive Officer and Secretary. The lease agreement requires rents in the amount of $14,537 per month for the facility and $10,230 per month for the equipment. The Company has guaranteed the mortgage on the facilities it leases from PVC, Inc. At November 30, 2002 and 2001, the outstanding mortgage balance was approximately $700,000 and $720,000, respectively. The mortgage is secured by the leased property, bears an interest rate of two percent over prime, and is payable in monthly installments through 2009. At November 30, 2002, the Company had a lease deposit with PVC, Inc. of $23,000, which is included in "other assets" on the balance sheet contained in the Company's financial statements.

         In addition, Verne Bray has signed an indemnification agreement to hold the Company harmless for funds paid on behalf of Rimshot LLC, an inactive limited liability company owned by a son of Verne Bray. A majority of the disinterested members of the Board of Directors approved the Company's execution of the indemnification agreement. The agreement covers costs advanced to Rimshot for start-up operations and principal and interest payments made on leased machinery used by Rimshot. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. Pursuant to the indemnification agreement, Verne Bray conveyed to the Company a security interest in all PVC lease receivables from the Company. The Company has also signed a security agreement with PVC that allows the Company to offset payments due to PVC in the event of default on the indemnification agreement. At November 30, 2002 and 2001 Verne Bray and related entities owed the Company $305,182 and $314,152, respectively.

Beneficial Ownership Reporting Compliance

         At the present time, the Company files reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), has not registered under either Section 12(b) or 12(g) of the Exchange Act, and is not subject to Section 16(a) of the Exchange Act. Consequently, the officers, directors and ten-percent shareholders of the Company are not presently required to file reports under Section 16 of the Exchange Act.

Item 14.          Controls and Procedures
                  -----------------------

         Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act within 90 days of the filing date of this Report. Based on this evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2002.

                              NACO INDUSTRIES, INC.



                             /s/ W. Michael Hopkins
                             ------------------------------------
                                 W. Michael Hopkins, President

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                       Title                               Date
---------                                       -----                               ----


/s/ Verne E. Bray                               Chairman of the Board, Chief        February, 26, 2003
-----------------------------------------       Executive Officer, Secretary
Verne E. Bray


/s/ W. Michael Hopkins                          President and Director              February 26, 2003
-----------------------------------------
W. Michael Hopkins


/s/ Jeff  Kirby                                 Exec. Vice President and Chief      February 26, 2003
-----------------------------------------       Financial Officer, Treasurer
Jeff Kirby                                      and Director


/s/ Jack R. Prust                               Director                            February 26, 2003
-----------------------------------------
Jack R. Prust


/s/ James C. Czirr                              Director                            February 26, 2003
-----------------------------------------
James C. Czirr


CERTIFICATIONS *

I, Verne E. Bray, certify that:


         1. I have reviewed this annual report on Form 10-KSB of NACO Industries, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 26, 2003

                                      /s/ Verne E. Bray
                                      -----------------------------------------
                                          Verne E. Bray
                                          Chief Executive Officer and Secretary

I, Jeffrey J. Kirby, certify that:

         1. I have reviewed this annual report on Form 10-KSB of NACO Industries, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 26, 2003


                                        /s/ Jeffrey J. Kirby
                                         -----------------------------
                                            Jeffrey J. Kirby
                                            Chief Financial Officer

              Supplemental Information to be furnished with Reports
                     Filed Pursuant to Section 15(d) Of the
                     Exchange Act by Non-Reporting Issuers.

        The Company currently does not intend to prepare and distribute a separate annual report to shareholders.

                                  EXHIBIT INDEX

         Exhibit No.                            Description                                  Reference
         -----------  ---------------------------------------------------------------------  ------------
         3(i)         Articles of Incorporation of the Company                               (1)
         3(ii)        Bylaws of the Company...............................................   (1)
         4            Instruments Defining Rights of Security Holders.....................   (2)
         10.1         Nonqualified Stock Option Agreement.................................   (1)
         10.2         Lease Agreement on Lodi, California Facility........................   (1)
         10.3         Promissory Note with P.V.C., Inc....................................   (1)
         10.4         Sales Representation Agreement with Thomas Christy..................   (1)
         10.5         Agreements with warehouse agents....................................   (2)
         10.6         Stock Incentive Plan................................................   (3)
         10.7         Indemnification Agreement...........................................   (4)
         10.8         Commercial Property Lease Agreement.................................   (4)
         10.9         Equipment Lease Agreement...........................................   (4)
         10.10        Zions First National Bank Promissory Note...........................   (5)
         10.11        Zions First National Bank Business Loan Agreement...................   (5)
         10.12        Zions First National Bank Commercial Security Agreement.............   (5)
         21           Subsidiaries of Registrant..........................................   (3)

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