Form 10QSB
period 2003-02-28
NACO INDUSTRIES INC
filed 2003-04-14
CIK 931585

SEC File No. 33-85044-d


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE  SECURITIES  EXCHANGE ACT OF 1934
                     For the  quarterly period ended February 28, 2003

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 Commission file number 33-85044-d

                              NACO Industries, Inc.
-------------------------------------------------------------------------------
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


                     Issuer's telephone number 435-753-8020
                   ------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 28, 2003, the issuer had 1,974,455 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


Transitional Small Business Disclosure Format   Yes   [ ]   No   [X]
-------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                           February 28,    November 30,
ASSETS                                                                        2003            2002
------                                                                     -----------     -----------
                                                                          (Unaudited)       (Audited)
Current assets:
  Cash                                                                     $   83,120      $  234,964
  Accounts receivable, net of allowances
    Of $43,279 / $37,710                                                    1,107,179         699,482
  Current portion of related party receivables                                 30,000          30,000
  Inventories                                                                 781,118         722,753
  Other current assets                                                         23,573          64,188
  Deferred income tax asset                                                   105,000          89,000
                                                                           ----------      ----------
       Total current assets                                                 2,129,990       1,840,387

Property and equipment, net                                                   865,495         807,714
Related party receivables                                                     267,682         275,182
Other assets, net                                                             187,923         193,306
                                                                           ----------      ----------
Total assets                                                               $3,451,090      $3,116,589
                                                                           ==========      ==========

                       See Notes to Financial Statements.


NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                          February 28,      November 30,
LIABILITIES:                                                                  2003               2002
------------
                                                                          (Unaudited)        (Audited)
Current liabilities:
  Accounts payable                                                        $  470,224        $  209,886
  Accrued expenses                                                           236,823           364,622
  Bank Line of Credit                                                        177,011                 0
  Current portion of long-term obligations                                    58,767            58,525
                                                                          ----------        ----------
       Total current liabilities                                             942,825           633,033
                                                                          ----------        ----------

Long-term liabilities:
  Long-term obligations, less current portion                                862,130           876,007
  Deferred income tax liability                                               67,000            67,000
                                                                          ----------        ----------
       Total long-term liabilities                                           929,130           943,007
                                                                          ----------        ----------
       Total liabilities                                                   1,871,955         1,576,040
                                                                          ----------        ----------

Stockholders' equity:
   Preferred Stock, 7% Cumulative, convertible $3.00 par value, 330,000      496,236           496,236
shares authorized and 165,412 shares issued and outstanding. (Aggregate liquidation preference $1,304,815 and $1,270,364 respectively)
  Common stock, $.01 par value, 10,000,000 shares authorized; 1,974,455       19,745            19,745
shares issued and outstanding
  Additional paid-in capital                                               1,017,562         1,017,562
  Retained Earnings                                                           45,592             7,006
                                                                          ----------        ----------
       Total stockholders' equity                                          1,579,135         1,540,549
                                                                          ----------        ----------

       Total liabilities and
         Stockholders' equity                                             $3,451,090        $3,116,589
                                                                          ==========        ==========

                       See Notes to Financial Statements


NACO INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                    Three months ended
                                                February 28,   February 28,
                                                -----------    -----------
                                                     2003          2002
                                                -----------    -----------

Sales, net                                      $ 1,853,822      1,819,374

Cost of goods sold                                1,135,735      1,108,417
                                                -----------    -----------
       Gross profit                                 718,087        710,957

Operating expenses:
  Selling expenses                                  388,393        398,126
  General and administrative expenses               242,985        252,630
                                                -----------    -----------
       Total operating expenses                     631,378        650,756
                                                -----------    -----------

       Income from operations                        86,709         60,201

Other income (expense):
  Interest income                                       590            733
  Interest expense                                  (25,712)       (33,783)
                                                -----------    -----------
       Total other income (expense)                 (25,122)       (33,050)
                                                -----------    -----------

Income before income taxes                      $    61,587         27,151

Income tax expense                                   23,000         10,800
                                                -----------    -----------

       Net income                               $    38,587         16,351
                                                ===========    ===========

Adjustment for preferred dividends in arrears       (34,451)       (34,451)

                                                -----------    -----------
Adjusted net income (loss) to common            $     4,136        (18,100)
stockholders
                                                ===========    ===========

Earnings (loss) per common share:
                                                -----------    -----------
 Basic:                                         $       .00           (.01)
                                                ===========    ===========

                                                -----------    -----------
 Diluted:                                       $       .00           (.01)
                                                ===========    ===========
Weighted average number of common
  Shares outstanding:
    Basic                                         1,974,000      1,950,000
                                                ===========    ===========
    Diluted                                       1,974,000      1,950,000
                                                ===========    ===========

                        See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                Three months ended
                                                          ------------------------------
                                                          February 28,       February 28
                                                          ------------       -----------
                                                             2003               2002
Cash flows from operating activities
  Net income                                              $  38,587          $  16,351
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation                                            42,416             49,833
     Amortization                                             2,103              2,103
     Deferred income taxes                                  (16,000)            10,800
   (Increase) decrease in:
     Accounts receivable, net                              (407,697)          (186,533)
     Receivable from related parties                          7,500                907
     Inventory                                              (58,365)           (31,843)
     Other                                                   (3,360)             2,444
   Increase (decrease) in:
     Accounts payable                                       216,363            128,119
     Accrued expenses                                      (127,799)          (148,031)
                                                          ---------          ---------
 Net cash used in operating activities                     (306,252)          (155,850)
                                                          ---------          ---------

Cash flows from investing activities
  Purchase of  property and equipment                       (12,248)           (24,473)
  Other Assets                                                3,280               --
                                                          ---------          ---------
        Net cash used in investing activities                (8,968)           (24,473)
                                                          ---------          ---------

Cash flows from financing activities
  Net change in line of credit                              177,011            170,750
  Payments on long-term debt                                (13,635)           (14,028)
                                                          ---------          ---------

        Net cash provided by financing activities           163,376            156,722
                                                          ---------          ---------

Decrease in cash                                           (151,844)           (23,601)

        Cash, beginning of period                           234,964            137,355
                                                          ---------          ---------

        Cash, end of period                               $  83,120          $ 113,754
                                                          =========          =========

See Notes to Financial Statements
Supplemental disclosures:
    Income taxes paid                                     $  41,571          $       0
    Interest Paid                                         $  25,816          $  33,783


NACO INDUSTRIES, INC.
Notes to Financial Statements (Unaudited)
February 28, 2003



NOTE A - BASIS OF PRESENTATION

In the opinion of management of NACO Industries, Inc. (the "Company"), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2003. These statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2002.


NOTE B - DIVIDENDS

Dividends on the Company's preferred stock are cumulative at 7%. At February 28, 2003, dividends in the amount of $312,343 were in arrears. No dividends were declared or paid during the quarter.

NOTE C - RELATED PARTY OPERATING LEASES

The Company leases its Logan, Utah manufacturing and sales facility and certain equipment from P.V.C., Inc. (PVC), a corporation owned 100 percent by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $24,737 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC. At November 30, 2002 and 2001, the outstanding mortgage balance was approximately $700,000 and $720,000, respectively. At February 28, 2003, the Company had a lease deposit with PVC of $23,000, which is included in "Other Assets" on the balance sheet.


In addition, Verne Bray has signed an indemnification agreement to hold the Company harmless for funds paid by the Company on behalf of Rimshot LLC ("Rimshot"), an inactive limited liability company owned by a son of Verne Bray. The Board of Directors approved the Company's execution of the indemnification agreement. The agreement covers costs advanced to Rimshot for start-up operations and principal and interest payments made on leased machinery used by Rimshot. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. Pursuant to the indemnification agreement, Verne Bray conveyed to the Company a security interest in all PVC lease receivables from the Company. The Company has also signed a security agreement with PVC that allows the Company to offset payments due to PVC in the event of default on the indemnification agreement.


At February 28, 2003 and November 30, 2002, Verne Bray and related entities owed the Company $297,682 and $305,182, respectively.


NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

During the quarter ended February 28, 2003, the Company acquired property, and equipment of $87,950 in exchange for a decrease in other current assets of $43,975 and an increase in accounts payable of $43,975.

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


Results of Operations
     The following discussion relates to the three-month periods ended February 28, 2003 and February 28, 2002, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended February 28, 2003 and February 28, 2002 are referred to as 1Q03 and 1Q02, respectively. Readers are cautioned that results of operations for the three months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2003.

     Overview. The Company obtained a net profit before taxes of $61,587 for 1Q03, compared to a net profit before taxes of $27,151 for 1Q02. Gross margin as a percentage of sales for 1Q03 and 1Q02 was 38.7% and 39.1%, respectively. The increase in the Company's net profit before taxes for 1Q03 from 1Q02 was mainly due to several factors as explained below.

     Net Sales: Net sales for 1Q03 increased by 1.9% to $1,853,822, compared to net sales of $1,819,374 for 1Q02. Management believes that the increase in net sales from 1Q02 to 1Q03 was due primarily to an increase in sales in the utility market. Sales in the utility market increased 6.9% from 1Q02 to 1Q03. Management believes the increase in the utility market was mainly due to one large OEM customer that was awarded several domestic and foreign construction projects during the quarter. Sales in the agricultural market were relatively flat with sales increasing a minimal $1,977, or.14% from 1Q02 to 1Q03. Agricultural and utility sales as a percentage of total sales were 76.2% and 23.8% for 1Q03, and 77.4% and 22.6% for 1Q02, respectively.

     Gross Margin: Gross margin as a percentage of sales for 1Q03 and 1Q02 was 38.7% and 39.1%, respectively. Gross margin for 1Q03 decreased from 1Q02, mainly due to an increase in raw material costs. Variable cost of materials as a percentage of net sales was 33.3% and 28.6% for 1Q03 and 1Q02, respectively. Management believes the 18.4% increase in raw material costs from 1Q02 to 1Q03 was due primarily to sharp increases in pipe prices since early 2002. Labor and related expenses decreased $55,952, or 14.4%, from 1Q02 to 1Q03, mainly due to a decrease in the size of the Company's production labor force. With the increase in raw material costs and the decrease in labor costs the decrease in the gross margin was a minimal .03% from 1Q02 to 1Q03.

     Selling: Selling expenses were 21.0% of net sales for 1Q03, compared to 21.9% for 1Q02. The decrease in selling expenses as a percentage of sales was due to several principal factors. In actual dollars, selling expenses decreased $9,732, or 2.4%, from 1Q02 to 1Q03. Salaries and related expenses increased $2,882, or 1.7% from 1Q02 to 1Q03, mainly due to reassigning an employee from administrative to selling responsibilities. Advertising expense increased 47.5%, or $3,160, from 1Q02 to 1Q03, mainly due to the publication of a new product catalog. Freight out decreased 9.9%, or $13,124, from 1Q02 to 1Q03 and decreased as a percentage of net sales from 7.3% in 1Q02 to 6.4% in 1Q03, mainly due to decreased sales volume of larger shipments, on which the Company pays the freight.

     General and administrative: General and administrative expenses represented 13.1% of net sales for 1Q03, compared to 13.9% for 1Q02. Overall, general and administrative expenses remained relatively even at $242,985 and $252,630 for 1Q03 and 1Q02, respectively.

     Other: Other expenses/revenues were 1.4% of net sales for 1Q03, compared to 1.8% for 1Q02, mainly due to decreased interest expense. Interest expense decreased from 1.9% of net sales for 1Q02 to 1.4% of net sales for 1Q03. Interest expense decreased $8,071 from 1Q02 to 1Q03, mainly due to improved cash flow and lower borrowings during the quarter, as well as lower interest rates. The Company's effective interest rates (interest expense divided by the average debt balance for the applicable period) for 1Q03 and 1Q02 were 10.00% and 9.43%, respectively.

Liquidity and Capital Resources
     The Company's principal sources of liquidity have historically been cash from operations, credit facilities and equity financing. Cash used in operating activities was $306,252 in 1Q03. Cash as of February 28, 2003 was $83,120, down $151,844 from November 30, 2002. The Company's working capital decreased $20,189 from November 30, 2002 to February 28, 2003, due primarily to an increase in current liabilities. The increase in current liabilities is partly due to an increase in accounts payable and the Company's line of credit. The increase in accounts payable was partially due to purchases of raw materials to increase inventories in preparation for the Company's busy season, which traditionally runs from March through June each year. The Company increased trade payables by $216,363 from November 30, 2002 to February 28, 2003. The Company increased current assets partly due to longer terms for accounts receivable. The Company has an "Early Order" program which encourages customers to place orders during the traditional slow winter months. For placing an "Early Order", the customer is granted extended payment terms and some special discounts. Traditionally, most early orders are paid in March to take advantage of the largest discount available. All early orders are due by mid May. Borrowings on the Company's line of credit financed the increase in current assets

     At February 28, 2003, the outstanding balance of the Company's revolving line of credit was $177,011, compared to $0 at November 30, 2002. On October 1, 2001, the Company entered into a line of credit with Zions Bank. The amounts available under the facility are based on a percentage of accounts receivable and inventories. Subsequent to the quarter end, February 28, 2003, the facility matured March 31, 2003 and was renewed for a twenty-four month period. The interest rate on the facility is variable and is equal to 1.75 percentage points over the prime rate. Prime rate means an index which is determined daily by the published commercial loan variable rate index held by any two of the following banks: J.P. Morgan Chase & Co., Wells Fargo Bank N.A. and Bank of America N.A.

     On February 28, 2003, the Company was in compliance with all loan covenants with Zions Bank. The maximum line is $1,200,000, of which, based on the "Borrowing Base Certificate" prepared by the Company, there was $1,022,989 available to borrow as of February 28, 2003.

     Also, the Company has a note with WebBank Corporation. The note is secured by land, buildings and equipment owned by the Company. The note has a variable interest rate equal to prime interest rate as reported by The Wall Street Journal, plus one and one-half percent (1.5%) provided however, that the rate shall never exceed 14.75% nor be less than 9.75%. The rate on February 28, 2003 was 9.75%. The term of the note is fifteen (15) years from the date of closing (April 1999) and the note requires monthly payments. On February 28, 2003, the monthly payment required was $11,972. On February 28, 2003, the outstanding balance of the note was $913,417 and the Company was in compliance with all loan covenants with WebBank. This note is subordinated to the Zions Bank line of credit.

     Management believes that its capital resources on hand at February 28, 2003, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.


Critical Accounting Policies

NACO's significant accounting policies are described in Note 1 to NACO's Consolidated Financial Statements for the year ended November 30, 2002. These financial statements were prepared in accordance with accounting principles generally accepted in the United States and are included in NACO's Annual Report on Form 10-KSB which has been filed with the Securities and Exchange Commission. Included within these policies are the Company's "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of the Company's consolidated financial statements and require management's subjective and complex judgment due to the need to make estimates about the effect of matters that are inherently uncertain. The Company's
critical   accounting  policies  relate  to  allowance  for  doubtful  accounts, inventory valuation, product warranties and allowances for deferred income taxes. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts: The Company has established an allowance for estimated bad debts by applying a historical percentage of bad debts to net sales each month. In addition, all accounts over 90 days are evaluated as to the collectibility of each account and a specific reserve is established for specific customer accounts identified as doubtful or non-collectible. The Company's customer base is such that changes in either the customer's financial position or the economy as a whole could cause actual write-offs to differ materially from the estimated reserve. The allowance for doubtful accounts at February 28, 2003 was $43,279, compared to $37,710 at fiscal year end November 30, 2002.

     Inventories: The Company evaluates inventory on an annual basis to determine obsolete and slow moving inventory. All inventory that has not moved, been used in manufacturing or sold in the past year is reserved against. Also an additional reserve is made for slow moving inventory. Based on usage during the past year, a reserve is calculated by taking the prevailing interest rate for money borrowed multiplied by the value of inventory in excess of a six-month supply. Inventory in excess of a three-year supply is reserved at 100% of the value of that excess inventory. The reserve for obsolete and slow moving inventories at February 28, 2003 was $60,000 compared to $60,000 at November 30, 2002.

     The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every month. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. Since only 80% of the dollars in inventory are counted each quarter a "quantity reserve" is made each quarter for the parts not counted. The quantity reserve at February 28, 2003 was $10,000 compared to $0 at November 30, 2002..

     Product Warranties: The Company's current liabilities included an accrued warranty account for anticipated product warranty claims based on a historical percentage of sales plus any specific claims that have been identified. Actual claims could be materially different than the historical estimates made by the Company. The accrual for warranty claims at February 28, 2003 was $96,971 compared to $83,274 at November 30, 2002.

     Deferred Income Tax Valuation Allowances: The Company's current assets at February 28, 2003 include an entry for deferred taxes in the amount of $105,000. The Company evaluates the realizability of its net deferred tax asset on a quarterly basis and a valuation allowance is provided. In the opinion of management, the total asset value at February 28, 2003 is realizable, therefore no allowance was provided. However, the Company's operating results are subject to certain risks that could adversely affect the Company's operating results and its ability to operate profitably. The Company's operating results could be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials expenses, changes in economic conditions, unanticipated expenses or events and other factors that could materially change the need for an allowance.

Factors Affecting Future Results
     Statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's plans, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and encompass NACO's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "believes," "anticipates," "should," and "likely" also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.


Item 3 - Controls and Procedures

         Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as defined under Rule 13a-14(c) promulgated under the Exchange Act within 90 days of the filing date of this Report. Based on this evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

PART II - OTHER INFORMATION

Item 3 - Defaults Upon Senior Securities(b) During the fiscal year ended November 30, 2002, the Company paid $69,473 in dividends on its Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock"). During the prior two years ended November 30, 2001 and 2000 no dividends were paid. As of February 28, 2003, the total dividend in arrears with respect to the Preferred Stock was $312,343.

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 6 - Exhibits and Reports on Form 8-K


         (a)  Exhibit 99.1  Certification by Verne E. Bray pursuant to 18 U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002



              Exhibit 99.2 Certification by Jeffrey J. Kirby pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)  Reports on form 8-K. None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant


By       /s/ VERNE E. BRAY                                  April 10, 2003
   -----------------------------------------                ---------------
         Verne E. Bray                                      Date
         CEO, Secretary, Chairman

         (Principal Executive Officer)

By       /s/ W. MICHAEL HOPKINS                             April 10, 2003
   -----------------------------------------                ---------------
         W. Michael Hopkins Date President                  Date


By       /s/ JEFFREY J. KIRBY                               April 10, 2003
   -----------------------------------------                ---------------
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

Date:  April 11, 2003

                                 /s/ Verne E. Bray
                                 --------------------------
                                     Verne E. Bray
                                     Chief Executive Officer and Secretary

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

Date:  April 11, 2003

                                         /s/ Jeffrey J. Kirby
                                         -----------------------------
                                             Jeffrey J. Kirby
                                             Chief Financial Officer