Form 10QSB
period 2003-05-31
NACO INDUSTRIES INC
filed 2003-07-15
CIK 931585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003

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


         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 31, 2003, the issuer had 1,974,455 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format Yes [  ] No  [X]

--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                      May      November
                                                      31,         30,
ASSETS                                               2003        2002
------                                           (Unaudited)   (Audited)
Current assets:
  Cash                                           $  127,293   $  234,964
  Accounts receivable, net of allowances
    Of $51,525 / $37,710                          1,352,205      699,482
  Current portion of related party receivables       30,000       30,000
  Inventories                                       729,396      722,753
  Other current assets                               16,789       64,188
  Deferred income tax asset                         105,000       89,000
                                                 ----------   ----------
       Total current assets                       2,360,683    1,840,387

Property and equipment, net                         870,649      807,714
Related party receivables                           260,182      275,182
Other assets, net                                   199,337      193,306
                                                 ----------   ----------
Total assets                                     $3,690,851   $3,116,589
                                                 ==========   ==========

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                              May        November
                                                                              31,           30,
                                                                          ------------ -----------
LIABILITIES:                                                                  2003          2002
------------                                                              ------------ -----------
                                                                          (Unaudited)   (Audited)
Current liabilities:
  Accounts payable                                                        $  411,719   $  209,886
  Accrued expenses                                                           259,783      364,622
  Income Taxes Payable                                                       160,360            0
  Current portion of long-term obligations                                    84,808       58,525
                                                                          ----------   ----------
       Total current liabilities                                             916,670      633,033
                                                                          ----------   ----------

Long-term liabilities:
  Long-term obligations, less current portion                                923,509      876,007
  Deferred income tax liability                                               67,000       67,000
                                                                          ----------   ----------
       Total long-term liabilities                                           990,509      943,007
                                                                          ----------   ----------
       Total liabilities                                                   1,907,179    1,576,040
                                                                          ----------   ----------

Stockholders' equity:
   Preferred Stock, 7% Cumulative, convertible $3.00 par value, 330,000      496,236      496,236
shares authorized and 165,412 shares issued and outstanding. (Aggregate liquidation preference $1,235,342 and $1,270,364 respectively)
  Common stock, $.01 par value, 10,000,000 shares authorized; 1,974,455       19,745       19,745
shares issued and outstanding
  Additional paid-in capital                                               1,017,562    1,017,562
  Retained Earnings                                                          250,129        7,006
                                                                          ----------   ----------
       Total stockholders' equity                                          1,783,672    1,540,549
                                                                          ----------   ----------

       Total liabilities and
         Stockholders' equity                                             $3,690,851   $3,116,589
                                                                          ==========   ==========

See Notes to Financial Statements


NACO INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                     Three months ended              Six months ended
                                                   May 31,         May 31,       May 31,        May 31,
                                                ---------------------------------------------------------
                                                    2003            2002          2003           2002
                                                ---------------------------------------------------------
Sales, net                                      $ 2,767,530      2,512,046      4,621,352      4,336,991

Cost of goods sold                                1,537,332      1,203,864      2,673,067      2,317,852
                                                ---------------------------------------------------------
       Gross profit                               1,230,198      1,308,182      1,948,285      2,019,139

Operating expenses:
  Selling expenses                                  515,596        565,989        903,989        964,115
  General and administrative expenses               246,359        235,742        489,343        488,372
                                                ---------------------------------------------------------
       Total operating expenses                     761,955        801,731      1,393,332      1,452,487
                                                ---------------------------------------------------------

       Income from operations                       468,243        506,451        554,953        566,652

Other income (expense):
  Interest income                                     1,137            285          1,726          1,018
  Interest expense                                  (27,370)       (31,858)       (53,082)       (65,641)
                                                ---------------------------------------------------------
       Total other income (expense)                 (26,233)       (31,573)       (51,356)       (64,623)
                                                ---------------------------------------------------------

Income before income taxes                      $   442,010        474,878        503,597        502,029

Income tax expense                                  168,000        177,650        191,000        188,450
                                                ---------------------------------------------------------

       Net income                               $   274,010        297,228        312,597        313,579
                                                ========================================================

Adjustment for preferred dividends in arrears             0              0        (34,451)       (34,451)

                                                ---------------------------------------------------------
Adjusted net income (loss) to common            $   274,010        297,228        278,146        279,128
stockholders
                                                ========================================================

Earnings (loss) per common share:
                                                ---------------------------------------------------------
 Basic:                                         $       .14            .15            .14            .14
                                                ========================================================

                                                ---------------------------------------------------------
 Diluted:                                       $       .14            .15            .14            .14
                                                ========================================================
Weighted average number of common
  Shares outstanding:
    Basic                                         1,974,000      1,950,000      1,974,000      1,950,000
                                                ========================================================
    Diluted                                       1,974,000      1,950,000      1,974,000      1,950,000
                                                ========================================================

           See Notes to Financial Statements


NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                             Six months ended
                                                          ----------------------
                                                           May 31,      May 31
                                                          ---------    ---------
                                                            2003         2002
Cash flows from operating activities
  Net income                                              $ 312,597    $ 313,579
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation                                            86,934       97,466
     Amortization                                             4,373        4,207
     Deferred income taxes                                  (16,000)     188,450
   (Increase) decrease in:
     Accounts receivable, net                              (652,723)    (320,302)
     Receivable from related parties                         15,000        3,528
     Inventory                                               (6,643)     (60,962)
     Other                                                    3,424       25,374
   Increase (decrease) in:
     Accounts payable                                       201,833       67,040
     Taxes Payable                                          160,360            0
     Accrued expenses                                      (104,839)     (81,905)
                                                          ---------    ---------

 Net cash provided by operating activities                    4,316      236,475
                                                          ---------    ---------

Cash flows from investing activities
  Purchase of  property and equipment                       (42,026)     (63,963)
  Other Assets                                              (10,404)      (1,723)

                                                          ---------    ---------
        Net cash used in investing activities               (52,430)     (65,686)
                                                          ---------    ---------

Cash flows from financing activities
  Net change in line of credit                                    0     (131,375)
  Cash received for long-term debt                           43,975            0
  Payments on long-term debt                                (34,059)     (28,648)
  Dividend Payment                                          (69,473)     (69,473)
                                                          ---------    ---------

        Net cash used in financing activities               (59,557)    (229,496)
                                                          ---------    ---------

Decrease in cash                                           (107,671)     (58,707)

        Cash, beginning of period                           234,964      137,355
                                                          ---------    ---------

        Cash, end of period                               $ 127,293    $  78,648
                                                          =========    =========

See Notes to Financial Statements
Supplemental disclosures:
    Income taxes paid                                     $  73,159    $     900
    Interest Paid                                         $  49,054    $  65,641

NACO INDUSTRIES, INC.
Notes to Financial Statements (Unaudited)
May 31, 2003



NOTE A - BASIS OF PRESENTATION
         In the opinion of management of NACO Industries, Inc. (the "Company"), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2003. These statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2002.


NOTE B - DIVIDENDS
         Dividends on the Company's preferred stock are cumulative at 7%. A dividend of $.42 per share, or $69,473 in aggregate amount was declared by the Company's board of directors with a record date of April 1, 2003 and a payment date of May 16, 2003. At May 31, 2003, dividends in the amount of $242,870 were in arrears.

NOTE C - RELATED PARTY OPERATING LEASES

The Company leases its Logan, Utah manufacturing and sales facility and certain equipment from P.V.C., Inc. (PVC), a corporation owned 100% by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $24,737 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC. At May 31, 2003 and November 30, 2002, the outstanding mortgage balance was approximately $661,000 and $700,000, respectively. At May 31, 2003, the Company had a lease deposit with PVC of $23,000, which is included in "Other Assets" on the balance sheet.


In addition, Mr. Bray has signed an indemnification agreement to hold the Company harmless for funds paid by the Company on behalf of Rimshot LLC ("Rimshot"), an inactive limited liability company owned by a son of Mr. Bray. The Board of Directors approved the Company's execution of the indemnification agreement. The agreement covers costs advanced to Rimshot for start-up operations and principal and interest payments made on leased machinery used by Rimshot. The agreement calls for monthly payments of $2,500, which commenced on October 1, 2000 and are scheduled to continue until the balance is paid in full. Pursuant to the indemnification agreement, Mr. Bray conveyed to the Company a security interest in all PVC lease receivables from the Company. The Company has also signed a security agreement with PVC that allows the Company to offset payments due to PVC in the event of default on the indemnification agreement.



At May 31, 2003 and November 30, 2002, Verne Bray and related entities owed the Company $290,182 and $305,182, respectively.



NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended May 31, 2003, the Company acquired property and equipment with an estimated value of $107,842 in exchange for an increase in debt of $107,842.

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


Results of Operations
     The following discussion relates to the three and six month periods ended May 31, 2003 and May 31, 2002, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended May 31, 2003 and May 31, 2002 are referred to as 2Q03 and 2Q02, respectively. The six months ended May 31, 2003 and May 31, 2002 are referred to as 6M03 and 6M02, respectively. Readers are cautioned that results of operations for the three and six months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2003.

     Overview. The Company obtained a net profit before taxes of $442,010 for 2Q03, compared to a net profit before taxes of $474,878 for 2Q02. The Company obtained a net profit before taxes of $503,597 for 6M03, compared to a net profit before taxes of $502,029 for 6M02. Gross margin as a percentage of sales for 2Q03 and 2Q02 was 44.5% and 52.0%, respectively. Gross margin as a percentage of sales for 6M03 and 6M02 was 42.2% and 46.6%, respectively. The decrease in the Company's net profit before taxes and gross margin percentage was mainly due to several factors as explained below.

     Net Sales: Net sales for 2Q03 increased by 10.2% to $2,767,530, compared to net sales of $2,512,046 for 2Q02. Management believes that the increase in net sales from 2Q02 to 2Q03 was due primarily to an increase in sales in the utility market. Net sales in the utility market increased 83.2% from 2Q02 to 2Q03. Management believes the increase in net sales in the utility market was mainly due to increased sales to one large Original Equipment Manufacturer, ("OEM"), customer that was awarded several domestic and foreign construction projects during the quarter. Net sales in the agricultural market decreased 7.6% or $153,632, from 2Q02 to 2Q03. Agricultural and utility sales as a percentage of total sales were 67.7% and 32.3% for 2Q03, and 80.6% and 19.4% for 2Q02, respectively. Net sales for 6M03 increased by 6.6% to $4,621,352, compared to net sales of $4,336,991 for 6M02. Management believes that the increase in net sales from 6M02 to 6M03 was also due primarily to the increase in sales in the utility market. Net sales in the utility market increased 48.2% from 6M02 to 6M03, primarily as a result of the increased sales to one large OEM customer as described above. Net sales in the agricultural market decreased 4.4% or $151,656 from 6M02 to 6M03. Management believes that the decrease in agricultural net sales was mainly due to two different factors. 1) The continuing drought in the western United States with its resulting decrease in farm income and 2) The delay in distribution of the farm aid package approved by Congress which management feels has caused farmers to delay decisions of upgrading or repairing irrigation systems. Agricultural and utility sales as a percentage of total sales were 71.1% and 28.9% for 6M03, and 79.2% and 20.8% for 6M02, respectively.

     Gross Margin: Gross margin as a percentage of sales for 2Q03 and 2Q02 was 44.5% and 52.0%, respectively. Gross margin for 2Q03 decreased from 2Q02, mainly due to an increase in raw material and labor costs. The cost of materials as a percentage of net sales was 34.0% and 25.8% for 2Q03 and 2Q02, respectively. Material costs increased $292,431 or 45.1% from 2Q02 to 2Q03. Management believes the 45.1% increase in raw material costs from 2Q02 to 2Q03 was due primarily to two factors. First, pipe prices have increased approximately 25% from 2Q02 to 2Q03. The increase in pipe prices accounted for approximately $112,000 of the increase in raw material costs for 2Q02 to 2Q03. Second, the increase in net sales from 2Q02 to 2Q03 was accompanied by a corresponding increase in raw material cost. Management feels another contributing factor to the decrease in the gross margin as a percent of sales from 2Q02 to 2Q03 is the lower margins on utility sales, especially on the sales to the large OEM customer described above under the heading "Net Sales". Labor and related expenses increased $21,961, or 6.0%, from 2Q02 to 2Q03, mainly due to a temporary increase in the size of the Company's production labor force to meet delivery on the large OEC customer's orders. Gross margin as a percentage of sales for 6M03 and 6M02 was 42.2% and 46.6%, respectively. Gross margin for 6M03 decreased from 6M02, mainly due to the increase in raw material costs. The cost of materials as a percentage of net sales was 33.7% and 27.0% for 6M03 and 6M02, respectively. Material costs increased $388,436 or 33.2% from 6M02 to 6M03. Management believes the 33.2% increase in raw material costs from 6M02 to 6M03 was due primarily to the same two factors described above. Management feels another contributing factor to the decrease in the gross margin as a percent of sales from 6M02 to 6M03 is the lower margins on utility sales, especially on the sales to the large OEM customer described above under the heading "Net Sales". Labor and related expenses decreased $33,990, or 4.5%, from 6M02 to 6M03, mainly due to a decrease in the size of the Company's production labor force.

     Selling: Selling expenses were 18.6% of net sales for 2Q03, compared to 22.5% for 2Q02. The decrease in selling expenses as a percentage of sales was due to several principal factors. In actual dollars, selling expenses decreased $50,394, or 8.9%, from 2Q02 to 2Q03. Advertising expense decreased 70.7%, or $21,784, from 2Q02 to 2Q03, mainly because the Company published a large quantity of new product catalogs during 2Q02, and did not incur a comparable expense during 2Q03. Guarantees and warranties decreased 93.5%, or $45,713, from 2Q02 to 2Q03 and decreased as a percentage of net sales from 2.0% in 2Q02 to .1% in 2Q03, mainly due to the expense associated with a warranty claim asserted in 2Q02 that has not been repeated in 2Q03. Salaries and related expenses increased $17,342, or 9.0% from 2Q02 to 2Q03, mainly due to the addition of a new salesman to the sales force. Selling expenses were 19.6% of net sales for 6M03, compared to 22.2% for 6M02. The decrease in selling expenses as a percentage of sales was due to several principal factors. In actual dollars, selling expenses decreased $60,126, or 6.2%, from 6M02 to 6M03. Advertising expense decreased 49.7%, or $18,624, from 6M02 to 6M03, mainly due to the 2Q02 catalog publication expense described above that was not replicated in 2Q03. Guarantees and warranties decreased 71.4%, or $42,213, from 6M02 to 6M03 and decreased as a percentage of net sales from 1.4% in 6M02 to .4% in 2Q03, mainly due to the warranty claim asserted in 6M02 that was not repeated in 6M03. Salaries and related expenses increased $20,224, or 5.6% from 6M02 to MQ03, mainly due to the addition of the new salesman to the sales force.

     General and administrative: General and administrative expenses represented 8.9% of net sales for 2Q03, compared to 9.4% for 2Q02. Overall, general and administrative expenses remained relatively even at $246,359 and $235,742 for 2Q03 and 2Q02, respectively. General and administrative expenses as a percentage of net sales were 10.6% for 6M03, compared to 11.3% for 6M02. Overall, general and administrative expenses remained relatively even at $489,343 and $486,832 for 6M03 and 6M02, respectively.

     Other: Other expenses/revenues were 1.0% of net sales for 2Q03, compared to 1.3% for 2Q02, mainly due to decreased interest expense. Interest expense decreased from 1.3% of net sales for 2Q02 to .9% of net sales for 2Q03. Interest expense decreased $5,087 from 2Q02 to 2Q03, mainly due to improved cash flow and lower borrowings during the quarter. Other expenses/revenues were 1.1% of net sales for 6M03, compared to 1.5% for 6M02, also mainly due to decreased interest expense. Interest expense decreased from 1.5% of net sales for 6M02 to 1.1% of net sales for 6M03. Interest expense decreased $11,181 from 6M02 to 6M03, mainly due to improved cash flow and lower borrowings during the period. The Company's effective interest rates (interest expense divided by the average debt balance for the applicable period) for 6M03 and 6M02 were 9.90% and 9.94%, respectively.


Liquidity and Capital Resources
     The Company's principal sources of liquidity have historically been cash from operations, credit facilities and equity financing. Cash provided by operating activities was $4,316 in 6M03. Cash as of May 31, 2003 was $127,293, down $107,671 from November 30, 2002. The Company's working capital increased $236,659 from November 30, 2002 to May 31, 2003, due primarily to an increase in current assets. The increase in current assets was mainly due to an increase in accounts receivable. The increase in accounts receivable was mainly due to increased sales during 2Q03 which is the Company's busy season, which traditionally runs from March through June each year. The increase in current assets was financed principally by cash from operations.

     At May 31, 2003 and November 30, 2002, the outstanding balance of the Company's revolving line of credit was $0. On October 1, 2001, the Company entered into a line of credit with Zions Bank. The amounts available under the facility are based on a percentage of accounts receivable and inventories. On April 2, 2003 the facility was renewed for a twenty-four month period with a maturity date of March 31, 2005. The interest rate on the facility is variable and is equal to 1.75 percentage points over the prime rate. Prime rate means an index which is determined daily by the published commercial loan variable rate index held by any two of the following banks: J.P. Morgan Chase & Co., Wells Fargo Bank N.A. and Bank of America N.A.

     On May 31, 2003, the Company was in compliance with all loan covenants with Zions Bank. The maximum line is $1,200,000, of which, based on the "Borrowing Base Certificate" prepared by the Company, there was $1,200,000 available to borrow as of May 31, 2003.

     Also, the Company has a note with WebBank Corporation. The note is secured by land, buildings and equipment owned by the Company. The note has a variable interest rate equal to the prime interest rate as reported by The Wall Street Journal, plus one and one-half percent (1.5%) provided however, that the rate shall never exceed 14.75% nor be less than 9.75%. The rate on May 31, 2003 was 9.75%. The term of the note is 15 years from the date of closing (April 1999) and the note requires monthly payments. On May 31, 2003, the monthly payment required was $11,972. On May 31, 2003, the outstanding balance of the note was $898,903 and the Company was in compliance with all loan covenants with WebBank. This note is subordinated to the Zions Bank line of credit.

     Management believes that its capital resources on hand at May 31, 2003, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the

Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.


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

     Allowance for Doubtful Accounts: The Company has established an allowance for estimated bad debts by applying a historical percentage of bad debts to net sales each month. In addition, all accounts over 90 days are evaluated as to the collectibility of each account and a specific reserve is established for specific customer accounts identified as doubtful or non-collectible. The Company's customer base is such that changes in either the customer's financial position or the economy as a whole could cause actual write-offs to differ materially from the estimated reserve. The allowance for doubtful accounts at May 31, 2003 was $51,525, compared to $37,710 at fiscal year end November 30, 2002.

     Inventories: The Company evaluates inventory on an annual basis to determine obsolete and slow moving inventory. All inventory that has not moved, been used in manufacturing or sold in the past year is reserved against. Also an additional reserve is made for slow moving inventory. Based on usage during the past year, a reserve is calculated by taking the prevailing interest rate for money borrowed multiplied by the value of inventory in excess of a six-month supply. Inventory in excess of a three-year supply is reserved at 100% of the value of that excess inventory. The reserve for obsolete and slow moving inventories at May 31, 2003 was $50,000 compared to $60,000 at November 30, 2002.

     The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every month. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. Since only 80% of the dollars in inventory are counted each quarter a "quantity reserve" is made each quarter for the parts not counted. The quantity reserve at May 31, 2003 was $10,000 compared to $0 at November 30, 2002.

     Product Warranties: The Company's current liabilities included an accrued warranty account for anticipated product warranty claims based on a historical percentage of sales plus any specific claims that have been identified. Actual claims could be materially different than the historical estimates made by the Company. The accrual for warranty claims at May 31, 2003 was $95,749 compared to $83,274 at November 30, 2002.

     Deferred Income Tax Valuation Allowances: The Company's current assets at May 31, 2003 include an entry for deferred taxes in the amount of $105,000. The Company evaluates the realizability of its net deferred tax asset on a quarterly basis and a valuation allowance is provided. In the opinion of management, the total asset value at May 31, 2003 is realizable, therefore no allowance was provided. However, the Company's operating results are subject to certain risks that could adversely affect the Company's operating results and its ability to operate profitably. The Company's operating results could be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials expenses, changes in economic conditions, unanticipated expenses or events and other factors that could materially change the need for an allowance.

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

PART II - OTHER INFORMATION
Item 3 - Defaults Upon Senior Securities(b) During the fiscal year ended November 30, 2002, the Company paid $69,473 in dividends and in April 2003 the Company paid $69,473 on its Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock"). During the prior two years ended November 30, 2001 and 2000 no dividends were paid. As of July 14, 2003, the total dividend in arrears with respect to the Preferred Stock was $242,870.

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

Naco Industries, Inc.
Registrant


By      /s/ VERNE E. BRAY                                   July 14, 2003
   -----------------------------------------                ---------------
        Verne E. Bray                                       Date
        CEO, Secretary, Chairman
        (Principal Executive Officer)


By      /s/ W. MICHAEL HOPKINS                              July 14, 2003
   -----------------------------------------                ---------------
        W. Michael Hopkins President                        Date


By      /s/ JEFFREY J. KIRBY                                July 14, 2003
   -----------------------------------------                ---------------
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

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: July 14, 2003

                                     /s/ Verne E. Bray
                                     -------------------------------------------
                                         Verne E. Bray
                                         Chief Executive Officer and Secretary

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

Date: July 14, 2003

                                              /s/ Jeffrey J. Kirby
                                              ----------------------------
                                              Jeffrey J. Kirby
                                              Chief Financial Officer