Form 10QSB
period 2003-08-31
NACO INDUSTRIES INC
filed 2003-10-14
CIK 931585

fSEC File No. 33-85044-d


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 Commission file number  33-85044-d

                              NACO Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Utah                                               48-0836971
------------------------                           -----------------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 31, 2003, the issuer had 1,974,455 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format Yes [  ] No  [X]
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                            August       November
                                                                              31,           30,
ASSETS                                                                       2003          2002
------                                                                    (Unaudited)     (Audited)
Current assets:
  Cash                                                                   $  682,790   $  234,964
  Accounts receivable, net of allowances
    Of $56,541 / $37,710                                                    690,428      699,482
  Current portion of related parties receivables                             30,000       30,000
  Inventory                                                                 702,950      722,753
  Other current assets                                                       35,277       64,188
  Deferred income taxes                                                     105,000       89,000
                                                                         ----------   ----------
       Total current assets                                               2,246,445    1,840,387

Property and equipment, net                                                 858,908      807,714
Related party receivables                                                   252,682      275,182
Other assets, net                                                           206,076      193,306
                                                                         ----------   ----------
Total assets                                                             $3,564,111   $3,116,589
                                                                         ==========   ==========


                       See Notes to Financial Statements


NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                             August     November
                                                                               31,         30,
LIABILITIES:                                                                  2003        2002
------------                                                              ----------   ----------
                                                                          (Unaudited)   (Audited)
Current liabilities:
  Accounts payable                                                        $  266,617   $  209,886
  Accrued expenses                                                           422,632      364,622
  Income Taxes Payable                                                       168,040
  Current portion of long-term obligations                                    87,638       58,525
                                                                          ----------   ----------
       Total current liabilities                                             776,887      633,033
                                                                          ----------   ----------

Long-term liabilities:
  Long-term obligations, less current portion                                900,389      876,007
  Deferred income tax liability                                               67,000       67,000
                                                                          ----------   ----------
       Total long-term liabilities                                           967,389      943,007
                                                                          ----------   ----------
       Total liabilities                                                   1,744,276    1,576,040
                                                                          ----------   ----------
                                                                          ----------   ----------

Stockholders' equity:
   Preferred Stock, 7% Cumulative, convertible $3.00 par value, 330,000      496,236      496,236
shares authorized and 165,412 shares issued and outstanding. (Aggregate liquidation preference $1,270,364 and $1,270,364 respectively)
  Common stock, $.01 par value, 10,000,000 shares authorized; 1,974,455       19,745       19,745
shares issued and outstanding
  Additional paid-in capital                                               1,017,562    1,017,562
  Retained Earnings                                                          286,292        7,006
                                                                          ----------   ----------
       Total stockholders' equity                                          1,819,835    1,540,549
                                                                          ----------   ----------

       Total liabilities and
         Stockholders' equity                                             $3,564,111   $3,116,589
                                                                          ==========   ==========

                       See Notes to Financial Statements


NACO INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                    Three months ended              Nine months ended
                                                August 31,      August 31,       August 31,    August 31,
                                                --------------------------    ---------------------------
                                                 2003               2002           2003            2002
                                                --------------------------    ---------------------------

Sales, net                                      $ 1,727,626      1,780,934      6,348,978      6,117,971

Cost of goods sold                               1, 007,397      1,152,056      3,680,464      3,469,908
                                                -----------    -----------    -----------    -----------
       Gross profit                                 720,229        628,878      2,668,514      2,648,063

Operating expenses:
  Selling expenses                                  420,558        424,447      1,324,710      1,388,562
  General and administrative expenses               254,417        247,495        743,760        734,317
                                                -----------    -----------    -----------    -----------
       Total operating expenses                     674,975        671,942      2,068,470      2,122,879
                                                -----------    -----------    -----------    -----------

       Income from operations                        45,254        (43,064)       600,044        525,184

Other income (expense):
  Interest income                                       629            485          2,354          1,503
  Other income                                       39,565           --           39,565           --
  Interest expense                                  (26,121)       (24,573)       (79,203)       (90,214)
                                                -----------    -----------    -----------    -----------
       Total other income (expense)                  14,073        (24,088)       (37,284)       (88,711)

Income before income taxes                      $    59,327        (67,152)       562,760        436,473

Income tax expense (benefit)                         23,000        (25,000)       214,000        165,000
                                                -----------    -----------    -----------    -----------

       Net income (loss)                        $    36,327        (42,152)       348,760        271,473
                                                ===========    ===========    ===========    ===========

Adjustment for preferred dividends in arrears       (35,022)       (35,022)       (69,473)       (69,473)

                                                -----------    -----------    -----------    -----------
Adjusted net income (loss) to common            $     1,305        (77,174)       279,287        202,000
stockholders
                                                ===========    ===========    ===========    ===========

Earnings per common share:
 Basic:                                         $       .00           (.04)           .14            .10
                                                ===========    ===========    ===========    ===========
 Diluted:                                       $       .00           (.04)           .14            .10
                                                ===========    ===========    ===========    ===========
Weighted average number of common
  Shares outstanding:
    Basic                                         1,974,000      1,950,000      1,974,000      1,950,000
                                                ===========    ===========    ===========    ===========
    Diluted                                       1,974,000      1,950,000      1,974,000      1,950,000
                                                ===========    ===========    ===========    ===========

           See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                           Nine months ended
                                                        ------------------------
                                                         August 31,   August 31,
                                                             2003         2002
                                                        -----------   ----------
Cash flows from operating activities
  Net income                                             $ 348,760    $ 271,473
  Adjustments to reconcile net income to
   net cash provided by
   used in) operating activities:
     Depreciation                                          130,844      143,124
     Amortization                                            6,227        6,310
     Deferred income taxes                                 (16,000)     163,450
   (Increase) decrease in:
     Accounts receivable, net                                9,054      165,197
     Receivable from related parties                        22,500        6,249
     Inventory                                              19,803      (51,293)
     Other Current Assets                                   28,911      (19,300)
   Increase (decrease) in:
     Accounts payable                                       56,731      (84,447)
     Income Taxes Payable                                  140,040         --
     Accrued expenses                                      (82,030)     (75,116)

                                                         ---------    ---------
 Net cash provided by operating activities                 664,840      525,647
                                                         ---------    ---------

Cash flows from investing activities
  Purchase of  property and equipment                      (74,195)     (85,049)
  Other Assets                                             (18,997)      (3,944)
                                                         ---------    ---------
        Net cash used in investing activities              (93,192)     (88,993)
                                                         ---------    ---------

Cash flows from financing activities
  Net change in line of credit                                   0     (131,375)
  Payments on long-term debt                               (54,348)     (42,564)
  Dividend Payment                                         (69,474)     (69,473)
                                                         ---------    ---------

        Net cash used in financing activities             (123,822)    (243,412)
                                                         ---------    ---------

Increase in cash                                           447,826      193,242

        Cash, beginning of period                          234,964      137,355
                                                         ---------    ---------

        Cash, end of period                              $ 682,790    $ 330,597
                                                         =========    =========

See Notes to Financial Statements
Supplemental disclosures:
    Income taxes paid                                    $  88,479    $     900
    Interest Paid                                        $  73,777    $  90,214

           See Notes to Financial Statements

NACO INDUSTRIES, INC.
Notes to Financial Statements (Unaudited)
August 31, 2003


NOTE A - BASIS OF PRESENTATION
In the opinion of management of NACO Industries, Inc. (the "Company"), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2003. These statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2002.


NOTE B - DIVIDENDS
Dividends on the Company's preferred stock are cumulative at 7%. A dividend of $.42 per share or $69,473 was declared by the Board of Directors with a record date of April 1, 2003 and a payment date of May 16, 2003. At August 31, 2003, dividends in the amount of $277,892 were in arrears.

NOTE C - RELATED PARTY OPERATING LEASES

The Company leases its Logan, Utah manufacturing and sales facility and certain equipment from P.V.C., Inc. (PVC), a corporation owned 100 percent by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $24,737 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC. At August 31, 2003 and November 30, 2002, the outstanding mortgage balance was approximately $655,000 and $700,000, respectively. At August 31, 2003, the Company had a lease deposit with PVC of $23,000, which is included in "Other Assets" on the balance sheet.


In addition, Verne Bray has signed an indemnification agreement to hold the Company harmless for funds paid by the Company on behalf of Rimshot LLC (Rimshot), an inactive limited liability company owned by a son of Mr. Bray. The Board of Directors approved the Company's execution of the indemnification agreement. The agreement covers costs advanced to Rimshot for start-up operations and principal and interest payments made on leased machinery used by Rimshot. The agreement calls for monthly payments of $2,500, which commenced on October 1, 2000 and are scheduled to continue until the balance is paid in full. Pursuant to the indemnification agreement, Verne Bray conveyed to the Company a security interest in all PVC lease receivables from the Company. The Company has also signed a security agreement with PVC that allows the Company to offset payments due to PVC in the event of default on the indemnification agreement.



At August 31, 2003 and November 30, 2002, Verne Bray and related entities owed the Company $282,682 and $305,182, respectively.


NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended August 31, 2003, the Company acquired property and equipment with a cost of $107,842 in exchange for an increase in debt of $107,842.

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


Results of Operations
     The following discussion relates to the three and nine-month periods ended August 31, 2003 and August 31, 2002, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended August 31, 2003 and August 31, 2002 are referred to as 3Q03 and 3Q02, respectively. The nine months ended August 31, 2003 and August 31, 2002 are referred to as 9M03 and 9M02, respectively. Readers are cautioned that results of operations for the nine months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2003.

     Overview. The Company achieved net income before tax of $59,327 for 3Q03 compared to a net loss before taxes of $(67,152) for 3Q02. The Company achieved net income before taxes of $562,760 for 9M03, compared to net income before taxes of $436,473 for 9M02. Gross margin as a percentage of sales for 3Q03 and 3Q02 was 41.7% and 35.3%, respectively. Gross margin as a percentage of sales for 9M03 and 9M02 was 42.0% and 43.3%, respectively.

     Net Sales: Net sales for 3Q03 decreased by 3.0% to $1,727,626, compared to net sales of $1,780,934 for 3Q02. Net sales for 9M03 increased by 3.8% to $6,348,978, compared to net sales of $6,117,971 for 9M02. Management believes that the decrease in net sales from 3Q02 to 3Q03 was due primarily to a decrease in sales in the agricultural markets. Sales in the agricultural market decreased 5.9% from 3Q02 to 3Q03 and 4.8% from 9M02 to 9M03. Management believes that the decrease in agricultural net sales was mainly due to two different factors. 1) The continuing drought in the western United States with its resulting decrease in farm income and 2) The delay in distribution of the farm aid package approved by Congress which management feels has caused farmers to delay decisions of upgrading or repairing irrigation systems. Management believes that the increase in net sales from 9M02 to 9M03 was due primarily to the increase in net sales in the utility market. Utility sales increased $425,187 or 29.4% from 9M02 to 9M03. Management believes the increase in net sales in the utility market was mainly due to increased sales to one large original equipment manufacturer ("OEM") customer that was awarded several domestic and foreign construction projects during the nine-month reporting period. Agricultural and utility sales as a percentage of sales were 67.7% and 32.3% for 3Q03, and 68.7% and 31.3% for 3Q02, respectively. Agricultural and utility sales as a percentage of net sales were 70.2% and 29.8% for 9M03, and 76.2% and 23.8% for 9M02, respectively.

     Gross Margin. Gross margin as a percentage of sales for 3Q03 and 3Q02 was 41.7% and 35.3%, respectively. Gross margin as a percentage of sales for 9M03 and 9M02 was 42.0% and 43.3%, respectively. Management believes the increase in the gross margin from 3Q02 to 3Q03 was partly due to a large OEM sale that overlapped the 3rd and 4th quarters of 2002. It appears that overlap resulted in more of the costs being booked in the 3rd quarter and most of the sales being booked in the 4th quarter, resulting in a lower gross margin for 3Q02 and a higher gross margin for 4Q02. Since that overlap occurred management has taken steps to insure that overlaps on custom projects are accounted for properly. Gross margin for 9M03 decreased from 9M02, mainly due to an increase in raw material costs. The cost of materials as a percentage of net sales was 32.0% and 29.4% for 9M03 and 9M02, respectively. Material costs increased $235,417 or 13.1% from 9M02 to 9M03. Management believes the increase in raw material costs from 9M02 to 9M03 was due primarily to two factors. First, pipe prices have increased approximately 22% from 9M02 to 9M03. The increase in pipe prices accounted for approximately $45,662 of the increase in raw material costs from 9M02 to 9M03. Second, the increase in net sales from 9M02 to 9M03 was accompanied by a corresponding increase in raw material costs. Management believes another contributing factor to the decrease in the gross margin as a percentage of sales from 9M02 to 9M03 was the lower margins on utility sales, especially on the sales to the large OEM customer described above under the heading "Net Sales." Labor and related expenses decreased $1,247, or .4%, from 3Q02 to 3Q03, and decreased $35,237, or 3.3%, from 9M02 to 9M03, mainly due to more efficiencies and a small reduction in the size of the Company's production labor force.

     Selling: Selling expenses were 24.3% of net sales for 3Q03, compared to 23.8% of net sales for 3Q02. The increase in selling expenses as a percentage of sales was mainly due to the decrease in sales for 3Q03. In actual dollars, selling expenses decreased $3,889, or .9%, from 3Q02 to 3Q03. Salaries and related expenses increased $27,062, or 16.8%, from 3Q02 to 3Q03, mainly due to hiring a new salesman to allow for greater coverage and expansion of the Company's sales areas. Guarantees and warranties decreased $24,707 from 3Q02 to 3Q03, mainly due to the expense associated with a warranty claim asserted in 3Q02 that was not repeated in 3Q03. Supplies decreased $8,856 from 3Q02 to 3Q03, mainly due to timing of the purchasing of supplies. Selling expenses were 20.9% of net sales for 9M03, compared to 22.7% for 9M02. The decrease in selling expenses as a percentage of sales was largely due to several principal factors. In actual dollars, selling expenses decreased $63,852, or 4.6%, from 9M02 to 9M03. Advertising expense decreased 46.9%, or $20,089, from 9M02 to 9M03, mainly due to the publication of new product catalogs in 9M02 that was not repeated in 3Q03. Shipping supply expenses decreased 14.9%, or $18,652, from 9M02 to 9M03 and as a percentage of sales from 2.1% in 9M02 to 1.7% in 9M03, mainly due to the timing of supply purchases. Freight out increased 1.1%, or $5,166, from 9M02 to 9M03, but decreased as a percentage of net sales from 7.4% in 9M02 to 7.2% in 9M03. Guarantees and warranties expense decreased $66,918, or 79.9%, from 9M02 to 9M03, mainly due to the expense associated with a warranty claim asserted in 9M02 that was not repeated in 9M03. Salaries and related expenses increased $47,286, or 9.1%, from 9M02 to 9M03, due mainly to hiring a new salesman as explained above.

     General and administrative: General and administrative expenses represented 14.7% of net sales for 3Q03, compared to 13.9% of net sales for 3Q02. The increase was mainly due to decreased sales volume. Overall, general and administrative expenses remained relatively even in dollars at $254,417 and $247,495 for 3Q03 and 3Q02, respectively. Insurance expense increased $3,721 from 3Q02 to 3Q03, mainly due to increases in insurance premiums. Salaries and related expenses increased $12,450, or 8.5%, from 3Q02 to 3Q03, due mainly to increased health insurance costs and a 3% average increase in salaries that was effective in the 4th quarter of 2002. Depreciation expense was $3,060 less in 3Q03 than 3Q02. General and administrative expenses represented 11.7% of net sales for 9M03, compared to 12.0% for 9M02. The decrease was mainly due to increased sales volume. Overall, general and administrative expenses increased $9,433 from 9M03 and 9M02.

     Other: Other revenues were 2.3% of net sales for 3Q03, compared to .03% of net sales for 3Q02, mainly due to a refund received by the Company for an overpayment over several years of utilities that was discovered and repaid during 3Q03. Interest expense increased from 1.4% of net sales in 3Q02 to 1.5% of net sales in 3Q03. Interest expense increased $1,548 from 3Q02 to 3Q03, mainly due to the financing of new capital equipment during the past year. Other revenues were .7% of net sales for 9M03, compared to 0% of net sales for 9M02. The increase was mainly due to the utility refund mentioned above. Interest expense went from 1.5% of net sales in 9M02 to 1.2% of net sales in 9M03. Interest expense decreased $11,010 from 9M02 to 9M03. The Company's effective interest rate (interest expense divided by the average debt balance for the applicable period) for 9M03 and 9M02 was 9.90% and 9.95%, respectively.


Liquidity and Capital Resources
     The Company's principal sources of liquidity have historically been cash from operations, credit facilities and equity financing. Net cash provided by operating activities was $664,840 in 9M03. Cash as of August 31, 2003 was $682,790, up $447,826 from November 30, 2002. The Company's working capital increased $262,204 from November 30, 2002 to August 31, 2003, due primarily to an increase in current assets. The increase in current assets was mainly due to an increase in cash.

     At August 31, 2003 and November 30, 2002, the outstanding balance of the Company's revolving line of credit was $0. On October 1, 2001, the Company entered into a line of credit with Zions Bank. The amounts available under the facility are based on a percentage of accounts receivable and inventories. On April 2, 2003 the facility was renewed for a twenty-four month period with a maturity date of March 31, 2005. The interest rate on the facility is variable and is equal to 1.75 percentage points over the prime rate. Prime rate means an index which is determined daily by the published commercial loan variable rate index held by any two of the following banks: J.P. Morgan Chase & Co., Wells Fargo Bank N.A. and Bank of America N.A.

     On August 31, 2003, the Company was in compliance with all loan covenants with Zions Bank. The maximum line is $1,200,000, of which, based on the "Borrowing Base Certificate" prepared by the Company, there was $709,203 available to borrow as of August 31, 2003.

     Also, the Company has a note with WebBank Corporation. The note is secured by land, buildings and equipment owned by the Company. The note has a variable interest rate equal to the prime interest rate as reported by The Wall Street Journal, plus one and one-half percent (1.5%) provided however, that the rate shall never exceed 14.75% nor be less than 9.75%. The rate on May 31, 2003 was 9.75%. The term of the note is 15 years from the date of closing (April 1999) and the note requires monthly payments. On August 31, 2003, the monthly payment required was $11,972. On August 31, 2003, the outstanding balance of the note was $885,289 and the Company was in compliance with all loan covenants with WebBank. This note is subordinated to the Zions Bank line of credit.

     Management believes that its capital resources on hand at August 31, 2003, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

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

     Allowance for Doubtful Accounts: The Company has established an allowance for estimated bad debts by applying a historical percentage of bad debts to net sales each month. In addition, all accounts over 90 days are evaluated as to the collectibility of each account and a specific reserve is established for specific customer accounts identified as doubtful or non-collectible. The Company's customer base is such that changes in either the customer's financial position or the economy as a whole could cause actual write-offs to differ materially from the estimated reserve. The allowance for doubtful accounts at August 31, 2003 was $56,541, compared to $37,710 at fiscal year end November 30, 2002.

     Inventory Valuation: The Company evaluates inventory on an annual basis to determine obsolete and slow moving inventory. All inventory that has not moved, been used in manufacturing or sold in the past year is reserved against. Also an additional reserve is made for slow-moving inventory. Based on usage during the past year, a reserve is calculated by taking the prevailing interest rate for money borrowed multiplied by the value of inventory in excess of a six-month supply. Inventory in excess of a three-year supply is reserved at 100% of the value of that excess inventory. The reserve for obsolete and slow moving inventories was $60,000 at August 31, 2003 and November 30, 2002.

     The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every month. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. Since only 80% of the dollars in inventory are counted each quarter a "quantity reserve" is made each quarter for the parts not counted. The quantity reserve at August 31, 2003 was $20,000 compared to $0 at November 30, 2002.

     Product Warranties: The Company's current liabilities include an accrued warranty account for anticipated product warranty claims based on a historical percentage of sales plus any specific claims that have been identified. Actual claims could be materially different than the historical estimates made by the Company. The accrual for warranty claims at August 31, 2003 was $95,749 compared to $83,274 at November 30, 2002.

     Deferred Income Tax Valuation Allowances: The Company's current assets at August 31, 2003 include an entry for deferred taxes in the amount of $105,000. The Company evaluates the realizability of its net deferred tax asset on a quarterly basis and a valuation allowance is provided. In the opinion of management, the total asset value at August 31, 2003 is realizable, therefore no allowance was provided. However, the Company's operating results are subject to certain risks that could adversely affect the Company's operating results, its ability to operate profitably and, as a result, the Company's ability to realize the value of the Company's net deferred tax asset. The Company's operating results could be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials expenses, changes in economic conditions, unanticipated expenses or events and other factors that could materially change the need for an allowance.

Factors Affecting Future Results
     Statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's plans, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and encompass NACO's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "believes," "anticipates," "should," and "likely" also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.


Item 3 - Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of August 31, 2003. Based on that evaluation, the Company's management, including its principal executive officer and principal accounting officer, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II - OTHER INFORMATION

Item  3 - Defaults  Upon  Senior  Securities

         (b) During the fiscal year ended November 30, 2002, the Company paid $69,473 in dividends and in May 2003 the Company paid $69,473 on its Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock"). During the prior two fiscal years ended November 30, 2001 and 2000 no dividends were paid. As of August 31, 2003, the total dividend in arrears with respect to the Preferred Stock was $277,892.

Item 6 - Exhibits and Reports on Form 8-K


      (a)         Exhibit 31.1      Certification of Chief Executive Officer

                  Exhibit 31.2      Certification of Chief Financial Officer



                  Exhibit 32.1      Certification of Chief Executive Officer

                  Exhibit 32.2      Certification of Chief Financial Officer



     (b) Reports on Form 8-K. None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Naco Industries, Inc.
Registrant


By       /s/ VERNE E. BRAY                                  October 10, 2003
   -----------------------------------------                ---------------
         Verne E. Bray                                      Date
         CEO, Secretary, Chairman

              (Principal Executive Officer)

By       /s/ W. MICHAEL HOPKINS                             October 08, 2003
   -----------------------------------------                ---------------
         W. Michael Hopkins Date President


By       /s/ JEFFREY J. KIRBY                               October 10, 2003
   -----------------------------------------                ---------------
         Jeffrey J. Kirby                                   Date
         Executive Vice President/
         Chief Financial Officer/Treasurer
         (Principal Financial and Accounting Officer)