Form 10KSB
period 2003-11-30
NACO INDUSTRIES INC
filed 2004-02-27
CIK 931585

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             -----------------------

                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2003; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         ---------------

                         Commission File No. 33-85044-D

                              NACO INDUSTRIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Utah                                          48-0836971
---------------------------------                    -------------------
 (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

          395 West 1400 North, Logan, Utah                      84341
      ----------------------------------------               ----------
      (Address of Principal Executive Offices)               (Zip Code)

                                 (435) 753-8020
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check
if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X

The issuer's revenues for its most current fiscal year were $8,348,571.

The aggregate market value of the preferred stock of the issuer held by non-affiliates based upon the average of the bid and ask prices of the preferred shares in over-the-counter market on February 25, 2004 was $248,118.

As of February 25, 2004 the Registrant had 1,998,517 shares of common stock outstanding and 165,412 shares of preferred stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format (check one):  YES  [ ]    NO  [X]

         This Annual Report on Form 10-KSB for the year ended November 30, 2003 (this "Report") contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. Readers are cautioned that the actual results of NACO Industries, Inc. (the "Company") will differ (and may differ significantly) from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors Affecting Future Results" and elsewhere in this Report. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "Commission") describing other factors that may affect future results of the Company.

                                     PART I.
Item 1.  Business.

Organizational History.

         NACO Industries, Inc. ("NACO" or the "Company") was organized under the laws of Kansas, and began operations in Garden City, Kansas in 1976. In 1980, the Company opened a new sales and warehouse division in Logan, Utah, operating as NACO West. In 1984, NACO acquired 100% of the Valor Division of NACO Industries, Inc., a California corporation ("NACO California"). In 1985, VC Inc., a Wyoming corporation ("VC Inc."), was formed as a Wyoming holding company and acquired the stock of NACO, as well as assets of Kansas Partnership, a Kansas partnership that owned the real estate and building used by the Company in Garden City, Kansas.

         In November 1990, NACO reorganized to consolidate the operations of NACO, NACO California and VC Inc. As part of that that reorganization, NACO, the surviving entity of the consolidation, changed its state of incorporation to Utah. The Company now operates as a Utah corporation with facilities in Utah, Kansas and California. The Company is qualified as a foreign corporation doing business in Kansas, California and Texas.

         On October 11, 1996, the Company formed a wholly owned subsidiary, NACO Composites, Inc. ("NACO Composites"), and acquired the assets of Dreager Manufacturing. The existing fiberglass operations of the Company were combined with this operation and moved to a new facility in Ogden, Utah. Effective April 21, 1999, NACO Composites was merged into NACO. From April 21, through September 29, 1999, the merged operations of NACO Composites continued as a business segment of NACO. On September 30, 1999, NACO discontinued the operations of the composite segment.

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

         NACO's primary line of products consists of PVC pipe fittings and valves, that are sold throughout the United States through wholesale distributors to the irrigation, industrial, construction and utility industries and accounted for 98% of the Company's revenues in fiscal 2003. The Company manufactures molded fittings (4" through 10" in diameter), fabricated fittings (4" through 30" in diameter), and PVC valves (4" through 12" in diameter). Molded fittings are manufactured by forcing liquefied PVC resin into a mold. Fabricated fittings are manufactured by reshaping, cutting and welding PVC pipe. In addition to manufacturing its own products, NACO works with other organizations as a manufacturing subcontractor and original equipment manufacturer. See "Products".

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

Products

          The Company manufactures and sells molded PVC fittings (4" through 10" in diameter), and fabricated PVC fittings (4" through 30" in diameter). Pipefittings produced by the Company include tees, reducers, elbows, couplers, end caps and bolted repair couplers. NACO also manufacturers and sells PVC valves (4" through 12 " in diameter). The Company's primary valve product lines include low pressure butterfly valves and air relief valves.

         PVC fittings and valves are generally used to control the direction and flow of fluids, dry products or gasses through a pipe network. Pipefittings are also used to extend or repair existing lines, and enable pipelines to branch off into different directions.

Industry

         The PVC industry is comprised of a number of industry market segments including construction, irrigation, utility and industrial markets. Products such as heat and air fittings are used in the construction market. In the irrigation market, farmers use fittings and valves to transport water for field irrigation and drainage. In the utilities market, private contractors and municipalities use fittings and valves in the installation and maintenance of sewer and water lines. In the industrial market, PVC fittings and valves are used for removal of toxic fumes and the supply of heating and air conditioning to commercial and residential buildings. Historically, the Company has sold a majority of its PVC products into the agricultural market. For the year ended November 30, 2003, agricultural product sales accounted for approximately 66.9% of the Company's PVC sales, compared to industrial, construction and utility sales of 33.3%. The Company currently expects that agricultural sales will continue to represent a substantial majority of its sales for the foreseeable future.

Manufacturing

     Manufacturing Process

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

         Molded fittings are produced through an injection molding process which involves forcing a plasticized resin compound into fitting molds. Injection molding equipment uses heat and pressure to plasticize the resin compound, which is transferred into molds or dies of the desired shape. Cooling then takes place and the part is ejected from the mold cavity. Injection molding process equipment uses similar compounds as extrusion process equipment. At the present time the Company subcontracts this work to custom molders. However, the Company owns the molds and can reclaim them upon notice.

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

     Raw Materials

         The Company purchases PVC pipe from various pipe manufacturers. Major suppliers include Kroy Industries, Pipe Jet Stream, PW Pipe, IPEX and Certainteed Corporation. PVC pipe is a raw material required to produce the PVC pipe fittings manufactured by the Company. The Company believes that the raw materials of PVC pipe are interchangeable and generally readily available from multiple sources; however, at times, the industry experiences shortages in the supply of raw materials for pipe based on fluctuations in demand. The Company attempts to maintain sufficient raw material inventory to reduce the effect of these shortages, although shortages can occur in certain products during these periods. Pipe prices are as much as ten percent lower during the winter months due to decreased demand and lower resin prices. The Company attempts to take advantage of these lower prices each winter by purchasing a sufficient quantity to meet the spring and early summer demands. In addition, as a result of seasonal market aspects of the Company's business, the Company typically increases its inventory of finished goods during winter months for sale in spring. The Company generally allows customers to return standard inventory items, subject to restocking fees. In addition, the Company has a special ordering program for agricultural dealers in the winter. This program allows the Company to maintain production levels during this time and also allows dealers to have their stock at the beginning of their busy season in February. Special terms are given on the orders over a specific amount. Dealers receive discounts for early payment (before March 15) and the amount of the discount decreases until the regular price is paid after May 15th of the applicable year.

     Direct Labor and Quality Control

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

     Specialization of Plants

         PVC product usage differs with geographical location and season of the year. The Company uses its three manufacturing facilities to produce the products most appropriate for the geographical locations in which the plants are located. This selective production of PVC products minimizes shipping costs and increases optimization of manufacturing capacity.

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

         The Company has three PVC fitting manufacturing facilities, and leases a warehouse in Lubbock, Texas. The Company contracts with various warehouse owners to maintain and distribute its products. Contracted warehouse locations include Grand Island, Nebraska; Phoenix, Arizona; Anaheim, California; and Pasco, Washington. Warehouse agents are paid on a commission basis for handling, storing and shipping inventory. Generally, a customer will call the warehouse with an order, which is then shipped directly to the customer by the warehouse agent from the inventory at the agent's location. Invoices are sent from the Company. NACO offers customers a right to return standard inventory products, subject to a 25% restocking fee. Non-stock items are generally not returnable. The Company also has agreements with buy-sell representatives in Texas, Florida, California, Connecticut and Georgia. These buy-sell representatives generally purchase products from the Company, then sell them out of their own inventory to distributors. The Company provides the buy-sell representatives with a special discount based on volume. Returns by the buy-sell representatives are subject to a restocking fee. Shipping costs generally run from five to ten percent of the cost of the product. Management believes the use of the warehouse and buy-sell representatives improves the Company's ability to control shipping costs while providing timely delivery to its customers.

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

Competition.

         Many of the Company's competitors are substantially larger than the Company, and have greater resources. As a maturing industry, the market for fittings and valves is highly competitive. In addition, as a result of competing in a maturing industry, management believes annual percentage increases in industry sales will be lower than if the Company were operating in a developing industry. Therefore, the Company must rely on its ability to increase its market share and develop new products to increase sales. Competition within the PVC fittings industry is based on price, quality, breadth of product line and timeliness of delivery. While there are several national producers, competition generally occurs on a region-by-region basis. This is due primarily to the existence of several regional competitors and the fact that shipping represents a significant cost factor in the industry. The Company has a number of competitors who compete with the Company both at the regional level and with respect to various product lines. Present competitors include Galt Pipe and Construction (Galt, CA), Spear Manufacturing Company (Sylmar, CA), Freedom Plastics (Preston, ID), Sioliou Industries Inc. (Ville Plattle, LA), and PVC Fittings (Hereford, TX). Competitors in the drain, waste and vent (DWV) and sewer markets includes Vassallo Inc. (Ponce, Puerto Rico), GPK Products Inc. (Fargo, ND), Freedom Plastics Inc. (Janesville, WI), Plastic Trends (Chicago,
IL) and Multi Fittings (Toronto, Ontario, Canada).

         Based on feedback from dealers, who sell products manufactured by certain of the Company's competitors, the Company feels that the strongest attribute of its products is their quality. NACO strives to manufacture products that meet or exceed industry standards.

Planned Operational Growth.

         Product Development. The Company is developing a slide gate valve, six to twelve inches in diameter, which could be utilized in the irrigation, industrial and utility markets. During the 2002 fiscal year, the Company began producing the molds for the product and most molds were finished in mid 2003. However some technical problems were encountered and some molds need to be reworked. Upon completion of the molds, management will produce limited quantities for testing. Management intends to move the new products into production as soon as testing has been completed, which is anticipated to be in the second quarter of the 2004 fiscal year.

         Research and Development. Research and development expenditures for the fiscal years ended November 30, 2003 and 2002 were $9,947 and $16,872 respectively. It is anticipated that research and development expenditures for the year ended November 30, 2004 will be approximately $25,000.

         Major Customers. During the year ended November 30, 2003, one customer accounted for more than 14% of the sales of the Company and the loss of this customer would have a material adverse impact on the revenues of the Company.

         Employees. As of November 30, 2003, NACO had 66 employees, of whom 64 were employed full time. All plant locations are non-union. The Company anticipates it will add between four and ten additional temporary employees in various areas during the busy seasons of the coming year.

         Patent and Copyright Protection.

         NACO regularly copyrights its literature, catalogs, advertising and other proprietary information, as it deems necessary.

Item 2.  Properties.

         The Company operates the following facilities:
                                                  Approximate
                                                  Floor Space
     Location                                     (square feet)        Present Use
     -----------------------------------------    ----------------     -------------------------------------------
     Logan, Utah (leased)....................     23,025               Manufacturing, warehouse and office
     Garden City, Kansas (owned).............     21,326               Manufacturing, warehouse and office
     Lodi, California (leased)...............     15,800               Manufacturing, warehouse and office
     Lubbock, Texas (leased).................     3,750                Warehouse and office

         The Logan and Lodi facilities, which are occupied under leases that expire in 2012 and 2004, respectively, are used for the Company's business operations. The Lubbock facility, which is used as a warehouse, is occupied under lease that was renewed in September 2002 for 36 months and expires August 31, 2005. The lease for the Logan facility is with a related party. See "Certain Relationships and Related Transactions." Lease payment amounts on the Lodi, Logan, and Lubbock facilities are $5,217, $14,799 and $1,400 per month, respectively. The Company also leases personal property and equipment from a related party at $10,414 per month. See "Certain Relationships and Related Transactions." The Garden City, Kansas property is owned by the Company and is subject to a lien, which, along with equipment, secures indebtedness in the principal amount of approximately $871,793.

         The Company has also entered into agreements with warehouse service providers located in Grand Island, Nebraska; Phoenix, Arizona; Anaheim, California and Pasco, Washington. As consideration for such services, the Company pays to each warehouse service provider an amount equal to 5% of sales revenues generated by the applicable warehouse. The Company also has agreements with buy-sell representatives in Texas, Florida, California, Connecticut and Georgia. The Company feels that its facilities are suitable and adequate for its current needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Shareholders meeting held on October 8, 2003, five directors of the Company constituting the entire Board of Directors were elected to serve until the next annual meeting of shareholders or until their successors shall be duly elected and qualified. Those directors are Verne E. Bray, W. Michael Hopkins, Jeffrey J. Kirby, James C. Czirr and Jack Prust. A proposal to ratify the appointment of Jones Simkins LLP as the independent auditor of the Company was also voted on and approved at this meeting. The voting was as follows:

                                                                                      Abstentions
                                                                                      and broker
            Matter                              For           Against     Withheld    non-votes
            ------                           ---------        -------     --------    ---------
Election of directors:
   Verne E. Bray                             1,720,809           0           0           0
   W. Michael Hopkins                        1,720,809           0           0           0
   Jeffrey J. Kirby                          1,720,809           0           0           0
   James C. Czirr                            1,720,809           0           0           0
   Jack Prust                                1,720,809           0           0           0
Ratification of independent auditor          1,721,809           0           0           0
   Verne E. Bray                             1,720,809           0           0           0
   W. Michael Hopkins                        1,720,809           0           0           0
   Jeffrey J. Kirby                          1,720,809           0           0           0
   James C. Czirr                            1,720,809           0           0           0
   Jack Prust                                1,720,809           0           0           0
Ratification of independent auditor          1,721,809           0           0           0

         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         The Company's Common Stock (the "Common Stock") is held of record by 20 holders and is not publicly traded. The Company's Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock") is held of record by 88 holders and is traded in the over-the counter market. The Preferred Stock opened for trading in the over-the-counter market on February 26, 1996. It is the Company's understanding that there were no trades of the Preferred Stock during the fiscal years ended November 30, 2002 and 2003.

         No dividends were paid on the Common Stock in the last two fiscal years. The Company is restricted from paying dividends on its Common Stock under the terms of the Preferred Stock and its revolving credit agreement. A dividend of $0.42 per share on the [Preferred Stock], or $69,473, was declared by the Board of Directors with a record date of April 1, 2003 and was paid May 16, 2003. There was $277,892 of dividends in arrears at November 30, 2003 on the Preferred Stock. The Company is more than two years in arrears in the payment of cumulative dividends with respect to the Preferred Stock; therefore, holders of the Preferred Stock have the right, voting as a class, to elect two members of the Company's board of directors at the next annual meeting held subsequent to the arrearage. The Company's existing revolving credit agreement restricts the payment of dividends on the Company's stock (other than dividends payable in its stock), but that the 7% annual dividend on the Preferred Stock may be paid as long as no "Event of Default" as defined in the Company's revolving credit agreement, has occurred or would result from the payment of the dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------
Overview

         NACO is a manufacturing company that produces and sells PVC products. The Company's primary line of business consists of PVC pipe fittings and valves, which are sold throughout the United States through wholesale distributors to the irrigation, industrial, construction and utility industries. Sales of pipe fittings and valves accounted for 98.7% of the Company's revenues in fiscal 2003. The Company manufactures and sells fabricated fittings (4" through 30" in diameter), molded fittings (4" though 10" in diameter) and PVC valves (4" through 12" in diameter). Fabricated fittings are manufactured by reshaping, cutting and welding PVC pipe. Molded fittings are manufactured by forcing liquefied PVC resin into a mold. In addition to manufacturing its own products, NACO works with other organizations as manufacturing subcontractor and original equipment manufacturer. See "Business -- Products".

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

         The Company's operations resulted in net income of $405,940 for the twelve months ended November 30, 2003 compared to $397,350 for the twelve months ended November 30, 2002. The Company has continued the trend of increasing sales in the utility/industrial market. Agricultural and utility/industrial sales as a percentage of net sales were 66.9% and 33.1% for Y03 compared to 71.2% and 28.8% for Y02.

Results of Continuing Operations

         The following discussion relates to the twelve months ended November 30, 2003 and November 30, 2002, respectively. For comparison purposes, percentages of sales will be used rather than dollars in most cases. In the following discussion, the fiscal years ended November 30, 2003 and November 30, 2002 may be referred to as Y03 and Y02, respectively. In addition, the fourth fiscal quarters ended November 30, 2003 and November 30, 2002 may be referred to as 4Q03 and 4Q02, respectively.

         Overview. The Company's operations resulted in net income of $405,940 for the twelve months ended November 30, 2003. Management continues to review the Company's operations to try to reduce expenses without reducing product quality or customer service.

         Sales. Net sales from operations for Y03 increased by 6.7% to $8,348,571, compared to net sales of $7,824,936 for Y02. Net sales for 4Q03 increased 16.0% to $1,999,594 from $1,723,785 in 4Q02. Management believes the increase in net sales was due primarily to an increase in sales in the utility and industrial market. Sales in the utility and industrial market increased approximately $485,000 or 22.0% from Y02 to Y03. Management believes the increase in net sales in the utility and industrial market was mainly due to increased sales to one large original equipment manufacturer ("OEM") customer that was awarded several domestic and foreign construction projects during the Y03. Agricultural net sales remained relatively flat at $5,421,000 for Y03 compared to $5,442,678 for Y02. Management believes that the slight decrease in agricultural net sales was mainly due to two different factors: (1) The continuing drought in the western United States with its resulting decrease in farm income and (2) the delay in distribution of the farm aid package approved by Congress which management feels has caused farmers to delay decisions of upgrading or repairing irrigation systems. Agricultural and utility sales as a percentage of sales were 66.9% and 33.1% for Y03, and 71.2% and 28.8% for Y02, respectively. Agricultural and utility sales as a percentage of net sales were 66.9% and 33.1% for 4Q03, and 68.8% and 31.2% for 4Q02, respectively.

         Gross Margin. Gross margin as a percentage of net sales for Y03 decreased to 42.2%, compared to 44.8% in Y02. The margin decrease resulted primarily from increased costs in several areas. Raw material and labor costs increased. Raw material costs as a percentage of net sales increased from 28.3% in Y02 to 31.4% in Y03. Material costs increased $423,193 or 19.3% from Y02 to Y03. Management believes the increase in raw material costs from Y02 to Y03 was due primarily to two factors: First, pipe prices have increased approximately 8.4% from Y02 to Y03. The increase in pipe prices accounted for approximately $186,000 of the increase in raw material costs from Y02 to Y03. Second, the increase in net sales from Y02 to Y03 was accompanied by a corresponding increase in raw material usage volume. Management believes another contributing factor to the decrease in the gross margin as a percentage of sales from Y02 to Y03 was the lower margins on utility sales, especially on the sales to the large OEM customer described above under the heading "Net Sales." Labor and related expenses increased $49,831, or 3.7%, from Y02 to Y03, mainly due to an annual wage increase of approximately 3% and a 39.1% or $25,687 increase in workers health insurance expense from Y02 to Y03. The Company was partially self-funded on health insurance and there were several large medical claims incurred during Y03, which increased health insurance expense. Other contributing factors to health insurance cost was mainly due to general increases throughout the health insurance industry as a result from continuing increases in medical and hospital costs. Third, utility costs increased from 1.1% of net sales in Y02 to 1.3% of net sales in Y03. Utility costs increased $21,778 from Y02 to Y03.Gross margin as a percentage of net sales for 4Q02 and 4Q03 was 49.5% and 42.8%, respectively. Material costs increased $187,776 or 46.7% from 4Q02 to 4Q03. Management believes the increase in raw material costs from 4Q02 to 4Q03 was due primarily to several factors. First, pipe prices have increased approximately

6.4% from 4Q02 to 4Q03. The increase in pipe prices accounted for approximately $30,000 of the increase in raw material costs from 4Q02 to 4Q03. Second, the increase in net sales from 4Q02 to 4Q03 was accompanied by a corresponding increase in raw material costs. Labor and related expenses increased $85,068, or 30.4%, from 4Q02 to 4Q03, mainly due to an annual wage increase of approximately 3% and a 261.0% or $24,422 increase in workers health insurance expense from 4Q02 to 4Q03. The Company was partially self-funded on health insurance and there were several large medical claims incurred during 4Q03, which increased health insurance expense. Other contributing factors to health insurance cost was mainly due to general increases throughout the health insurance industry as a result from continuing increases in medical and hospital costs. Another contributing factor to the increase in labor and related expenses from 4Q02 to 4Q03 is the net increase in net sales with it corresponding increase in the amount of labor needed to meet the volume of production required to meet the sales volume. The Company takes a physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every quarter. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. No material inventory quantity adjustments were made at year-end of Y03 as a result of the physical inventory.

         Selling. Selling expenses were 21.4% of net sales for Y03 compared to 22.8% for Y02. Selling expenses in actual dollars for Y03 increased $3,905 from Y02. Salaries and related benefits increased 13.8% from Y02 to Y03, mainly due to the hiring of a salesman during Y03 and to increased commission expense that was mainly due to increased sales. Another contributing factor was increased health insurance costs which increased $26,424 or 102.8% mainly due to general increases throughout the health insurance industry as a result of continuing increases in medical and hospital costs. Advertising expense decreased from 0.7% of net sales in Y02 to 0.4% of net sales in Y03, mainly due to the publication of new product catalogs in Y02 that was not repeated inY03. Guarantees and warranties expense decreased $101,033, or 107.3%, from Y02 to Y03, mainly due to the expense associated with a warranty claim asserted in Y02 that was not repeated in Y03. Selling expenses for 4Q03 were 23.1% of net sales, compared to 22.9% of net sales for 4Q02, mainly due to increases in freight, commissions and health insurance costs. Freight expenses were 8.8% and 7.5% of net sales for 4Q03 and 4Q02, respectively, mainly due freight increases and fuel surcharges made by freight carriers. Commissions were 4.1% and 3.5% mainly due to increased sales on which commissions are paid. Health insurance costs increased $16,029 or 415.4% mainly due to general increases throughout the health insurance industry as a result of continuing increases in medical and hospital costs and an increase in large claims submitted by employees in 4Q03 from 4Q02.

         General and Administrative. General and administrative expenses for Y03 were 12.2% of net sales compared to 12.2% of net sales for Y02. In actual dollars, general and administrative expenses were $67,664 more in Y03 compared to Y02. Legal, outside consulting and accounting expenses decreased $14,329 from Y02 to Y03, mainly due to lower auditing costs for the annual audit due to improved efficiencies in the Company's accounting and finance department. As a percentage of net sales, salaries and related benefits were 8.1% and 7.5% for Y03 and Y02, respectively, mainly due to the hiring of an engineer and increased health insurance costs. General and administrative expenses were 14.7% for 4Q03, compared to 13.6% for 4Q02. In actual dollars, general and administrative expense increased $59,989 from 4Q02 to 4Q03. As a percentage of net sales, salaries and related benefits were 9.8% and 9.0% for 4Q03 and 4Q02, respectively, mainly due to the hiring of an engineer and increased health insurance costs.

         Other. Other expenses/revenues were $60,236, or .7% of net sales, for Y03, compared to $119,116, or 1.5% of net sales, for Y02. Interest and bank charges decreased from $114,643 in Y02 to $103,538 in Y03, mainly due to an improved cash flow and lower borrowings during the fiscal year. Interest expense and bank charges were 1.2% and 1.3% for 4Q03 and 4Q02 respectively. The effective interest rate (interest expense divided by the average debt balance for the period) for Y03 and Y02 was 9.9% and 9.9%, respectively.

Financial Condition

         The Company's principal sources of liquidity have been cash from operations and borrowing from credit facilities. Cash provided by operations was $619,027 during Y03. Cash as of November 30, 2003 was $569,445, up from $234,964 at November 30, 2002. The Company's working capital position improved by $295,072 from November 30, 2002 to November 30, 2003. On November 30, 2003, the Company was current in its payment of trade payables. During January and February each year, the Company typically ships early orders to customers. The Company has been able to borrow against these receivables, which has helped to improve cash flow during the slow winter months. The Company generally receives payment for January and February shipments in March; cash flow generally increases in March and for the remainder of the Company's normal busy season, which is typically from March to June.

         On November 30, 2003, the outstanding balance of the Company's revolving line of credit was zero. On October 31, 2001 the Company entered into a line of credit with Zions First National Bank (Zions) for $1.2 million. The amount available under the Zions facility is based on a percentage of accounts receivable and inventories. On April 2, 2003 the facility was renewed for a twenty-four month period with a maturity date of March 31, 2005. The interest rate on the line is variable and is equal to 1.75 percentage points over the prime rate. Prime rate means an index which is determined daily by the published commercial loan variable rate index held by any two of the following banks: J.P. Morgan Chase & Co., Wells Fargo Bank N.A. and Bank of America N.A.

         On November 30, 2003 the Company was in compliance with all loan covenants with Zions Bank. The maximum line is $1.2 million, of which, based on the "Collateral Report" prepared by the Company, there was $934,496 available to borrow as of November 30, 2003.

         Also, the Company has a note with WebBank Corporation. The note is secured by land, buildings and equipment owned by the Company. The note has a variable interest rate equal to The Wall Street Journal Prime Interest Rate plus one and one-half percent (1.5%) but the rate may not exceed 14.75% nor be less than 9.75%. The rate on November 30, 2003 was 9.75%. The term of the note was fifteen (15) years from the date of closing (April 1999) and requires monthly payments. On November 30, 2003, the monthly payment required was $11,972. On November 30, 2003, the outstanding balance of the facility was $871,793, and the Company was in compliance with all loan covenants with WebBank. This line is subordinated to the Zions line of credit.

         Management believes that revenues from sales and bank resources, together with its capital resources on hand at November 30, 2003 will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition and its ability to continue to grow and expand its operations.

Off-Balance Sheet Arrangements

         The Company has four operating leases, for real and personal property, which are not reflected on the Company's balance sheet. For real property lease payment amounts on the Lodi, Logan, and Lubbock facilities are $5,217, $14,799 and $1,400 per month, respectively. The Company also leases personal property and equipment from a related party at $10,414 per month. See "Certain Relationships and Related Transactions." The Company has guaranteed the mortgage on the Logan facility it leases from PVC, Inc. At November 30, 2003 and 2002, the outstanding mortgage balance was approximately $645,000 and $700,000, respectively.

Critical Accounting Policies

     NACO's significant accounting policies are described in Note 1 to NACO's Financial Statements for the year ended November 30, 2003. These financial statements were prepared in accordance with accounting principles generally accepted in the United States and are included in this Report. Included within these policies are the Company's "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of the Company's financial statements and require management's subjective and complex judgment due to the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relate to allowance for doubtful accounts, inventory valuation and allowances for deferred income taxes. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts: The Company has established an allowance for estimated bad debts by applying a historical percentage of bad debts to net sales each month. In addition, all accounts over 90 days are evaluated as to the collectibility of the account and a specific reserve is established for specific customer accounts identified as doubtful or non-collectible. The Company's customer base is such that changes in either the customer's financial position or the economy as a whole could cause actual write-offs to differ materially from the estimated reserve. The allowance for doubtful accounts at November 30, 2003 was $20,643, compared to $37,710 at fiscal year end November 30, 2002.

     Inventories: The Company evaluates inventory on an annual basis to determine obsolete and slow moving inventory. All inventory that has not moved, been used in manufacturing or sold in the past year is reserved against. Also, an additional reserve is made for slow moving inventory. Based on usage during the past year, a reserve is calculated by taking the prevailing interest rate for money borrowed multiplied by the value of inventory in excess of a six-month supply. Inventory in excess of a three-year supply is reserved at 100% of the value of that excess inventory. The reserve for obsolete and slow moving inventories at November 30, 2003 and November 30, 2002 was $60,000.

     The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every month. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed.

     Deferred Income Tax Valuation Allowances: The Company's current assets at November 30, 2003 included a deferred tax asset in the amount of $69,000. The Company evaluates the realizability of its net deferred tax asset on a quarterly basis. In the opinion of management, the total asset value at November 30, 2003 is realizable, therefore no allowance was provided. However, the Company's operating results are subject to certain risks that could adversely affect the Company's operating results and its ability to operate profitably. The Company's operating results could be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials expenses, changes in economic conditions, unanticipated expenses or events and other factors that could materially change the need for an allowance.

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

         None

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

PART III

Item 9.           Directors and Executive Officers of the Registrant


           Name               Age     Director Since                        Position
           ----               ---     --------------                        --------
Verne E. Bray.............    68            1985       Chairman of the Board, Chief Executive Officer
                                                       and Secretary
W. Michael Hopkins........    45            1999       President and Director
Jeffrey J. Kirby..........    42            1992       Executive Vice President, Chief Financial
                                                       Officer, Treasurer and Director
James C. Czirr............    50            1997       Director
Jack Prust................    57            2000       Director
Bryce M. Petersen.........    54            N/A        Vice President of Finance
Nina F. Birkle............    70            N/A        Vice President
Daniel M. Gruber..........    51            N/A        Vice President

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

         All members of the Board of Directors hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. The executive officers serve at the pleasure of the Board of Directors. The Company does not presently have standing audit, nomination or compensation committees. The Company intends to establish an audit committee during 2004.

Family Relationships

         Verne Bray is the father-in-law of Jeffery J. Kirby and W. Michael Hopkins.

Section 16(a) Beneficial Ownership Reporting Compliance

         At the present time, the Company files reports with the SEC pursuant to
Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), has not registered under either Section 12(b) or 12(g) of the Exchange Act, and is not subject to Section 16(a) of the Exchange Act. Consequently, the officers, directors and ten-percent shareholders of the Company are not presently required to file reports under Section 16 of the Exchange Act.

Code of Ethics

The Company has not adopted a code of ethics; however the Company's Board of Directors is in the process of developing a code of ethics and anticipates that it will complete its efforts and adopt such a code at its next regular meeting.

Item 10. Executive Compensation

Summary Compensation Table

         The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and the President of the Company, ("Named Executive Officers") during each of the last three fiscal years. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for services rendered during the year ended November 30, 2003.


                                                                        Annual Compensation
                                                              ----------------------------------------

                  Name & Position                     Year      Salary        Bonus     Other Annual        All Other
                                                                                        Compensation     Compensation(1)
---------------------------------------------------- -------- ------------  ----------- --------------   -----------------
Verne E. Bray                                         2003       $ 27,684          0          0                    $    0
Chairman of the Board, Chief Executive Officer and    2002         25,330          0          0                         0
Secretary                                             2001         42,112          0          0                         0

W. Michael Hopkins                                    2003       $ 93,384    $12,477          0                    $3,015
President, Board Member                               2002         92,842     11,129          0                     3,286
                                                      2001         86,227          0          0                     3,239

(1) Car allowance above the IRS allowance.

     The Company did not grant any stock options or stock appreciation rights to Mr. Bray or Mr. Hopkins during the fiscal year ended November 30, 2003.




Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

     The following table sets forth the aggregate value of unexercised options to acquire shares of Common Stock held by the Named Executive Officers of the Company on November 30, 2003.

--------------------------------------------------------------------------------------------------------------------------------
                                                                         Number of Unexercised        Value of Unexercised
                                                                        Options at November 30,    In-the-Money Options at FY
                                                                                  2003                    End 2003 (1)
--------------------------------------------------------------------------------------------------------------------------------
                                    Shares Acquired       Value        Exercisable Unexercisable  Exercisable   Unexercisable
              Name                   on Exercise(#)    Realized($)
-----------------------------------------------------  -------------   ---------------------------------------------------------
Verne E. Bray                              --               --           20,000          0             0              0
Chairman of the Board, Chief
Executive Officer and Secretary

W. Michael Hopkins                         --               --           60,000        60,000          0              0
President
--------------------------------------------------------------------------------------------------------------------------------

(1) The Common Stock is not publicly traded. Based on the average of the bid and ask prices of the Units, which consist of a share of Preferred Stock that is convertible into two shares of Common Stock and a warrant to acquire one-half of a share of Common Stock at an exercise price of $3.00, the Company has determined the per share value of the Common Stock does not exceed the exercise price of the options.

Stock Option Plan

         In November 1996, the Company adopted the Naco Industries, Inc. Stock Incentive Plan, (the "Stock Incentive Plan"); whereby certain employees may be granted incentive or non-qualified options to purchase up to 200,000 shares of the Common Stock. The exercise price of options granted under the Stock Incentive Plan is determined by a committee appointed by the Board of Directors. The exercise price of incentive options must not be less than the fair market value of the underlying share of Common Stock as of the date of grant. The maximum term of the options is six years and they vest over a five-year period. The Stock Incentive Plan allows for granting of stock appreciation rights. Upon exercise of a stock appreciation right, the holder may receive shares of Common Stock (and, with respect to fractional shares, cash) equal to the excess of the fair market value of the Common Stock at the date of exercise over the option price. During the year ended November 30, 2003, no incentive options were forfeited due to termination of employment and no options were exercised during the year.

Employment Agreements

     In December 2000, the Company entered into an employment contract with W. Michael Hopkins, the Company's President. The contract is for a term of five years and provides for a base salary of $90,000. During 2001 the Board of Directors amended the employment contract to include annual increases to the base salary equal to the Consumer Price Index for the each proceeding year. In addition, there is an annual bonus structure based on a percentage of net profits before taxes on any net profits before taxes over $500,000. For the year ended November 30, 2003, Mr. Hopkins bonus was calculated at $11,566, which was unpaid as of February 21, 2004. Mr. Hopkins is entitled to receive a payment of $100,000 if his employment is terminated in violation of the terms of the employment agreement. Also included in the agreement is an option to purchase 100,000 shares of Common Stock at $2.00 per share. The option vest in equal annual increments of 20% per year until the option becomes vested on December 1, 2005.

Director Compensation

     In August 1996, the Company granted a non-qualified option to purchase 150,000 shares of Common Stock to James C. Czirr as a condition of acceptance of appointment to the Board of Directors. The exercise price of the option is $4.00 per share. 120,000 of these options expired during the year ended November 30, 2002. The balance of 30,000 expired in August 2003. Directors do not receive any annual fee or compensation for serving on the Board of Directors. They are, however, reimbursed for their out-of-pocket costs in attending board meetings.


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Principal Holders of Voting Securities

The following table sets forth certain information, as of February 21, 2004 with respect to the beneficial ownership of Common Stock and Preferred Stock, by each person known by the Company to own beneficially more than five percent of the Common Stock or Preferred Stock, by each director, by the Chief Executive Officer and by all directors and executive officers as a group. Unless otherwise indicated and subject to community property laws, all persons have sole voting and investment powers over such shares.

                        Name and Address
                               of                                                                      Percentage
                        Beneficial Owner                            Class of        Number of              Of
                                                                      Stock       Shares Owned            Class
-------------------------------------------------------------------------------- ----------------    ----------------
Verne E. Bray*................................................... Common(1)            1,466,667          72.7
1367 E. 1980 North
Logan, UT  84321

Britania Holding Limited......................................... Common                 456,040          22.8
Kings House, The Grange St. Peter Port,
Guernsey, Channel Islands GY12QJ

Jim C. Czirr*.................................................... Common(2)               13,333            .7
425 Janish Dr.
Sandpoint, ID 83864

Wapiti Capital L.L.C............................................. Common(3)               40,000           2.0
1252 Tweedbrook Pl.                                               Preferred               20,000          12.1
Virginia Beach, VA  23452

Jack Prust*...................................................... Common(4)               37,000           1.8
P.O. Box 5135                                                     Preferred                8,500           5.1
San Ramone, CA  94583

Jeffrey J. Kirby*................................................ Common(5)               26,787           1.3
285 East 400 North                                                Preferred                   60           **
Millville, UT  84321

Gary Gibbons..................................................... Common(6)               30,418           1.5
1606 North 1340 East                                              Preferred               11,667           7.1
North Logan, UT  84341

W. Michael Hopkins*.............................................. Common(7)               80,300           4.0
393 East 2440 No.                                                 Preferred                  150           **
North Logan, UT 84341

MSA Industrial Corporation....................................... Common(8)               20,000           1.0
P.O. Box 688                                                      Preferred               10,000           6.1
Benton Harbor, MI  49023

All directors and executive officers as a group (8 persons).....  Common(9)            1,624,421          76.0
                                                                  Preferred               17,754           1.1

* Indicates current director and/or executive officer. ** Less than one percent.
(1) Includes 1,000,000 shares held by Bray Family Properties, L.L.C., 223,334 shares held by the Verne Bray Trust, 223,333 shares held by the Beverly Bray Trust and 20,000 shares issuable upon exercise of presently exercisable options.
(2) Includes 13,333 shares owned by Extol Corp. of which Mr. Czirr has 100% ownership. (3) Includes 40,000 shares of Common Stock issuable upon conversion of 20,000 shares of Preferred Stock. (4) Includes 20,000 shares of Common Stock issuable upon presently exercisable options, and includes 17,000 shares issuable upon conversion of 8,500 shares of Preferred Stock.
(5) Includes 20,000 shares of Common Stock issuable upon exercise of presently exercisable options, 120 shares of Common Stock issuable upon conversion of 60 shares of Preferred Stock

(6) Includes 23,334 shares of Common Stock issuable upon conversion of 11,667 shares of Preferred Stock.
(7) Includes 80,000 shares of Common Stock issuable upon presently exercisable options, 300 shares of Common Stock issuable upon conversion of 150 shares of Preferred Stock.
(8) Includes 20,000 shares of Common Stock issuable upon conversion of 10,000 shares of Preferred Stock.
(9) Includes 150,000 shares of Common Stock issuable upon presently exercisable options, and 17,754 shares of Common Stock issuable upon conversion of 8,877 shares of Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table contains information regarding the Company's equity compensation plans as of November 30, 2003.

                                                       Number of                               Number of Securities
                                                    Securities to be                         Remaining Available for
                                                      Issued upon       Weighted-Average     Future Issuance under
                                                      Exercise of       Exercise Price of      Equity Compensation
                                                      Outstanding       Outstanding Plans          (Excluding
                                                   Options, Warrants    Options, Warrants    Securities Reflected in
                  Plan Category                       and Rights           and Rights          the First Column)
                  -------------                    -----------------    -----------------    -----------------------
Equity compensation plans approved by security
   holders (1)..............................                  3,200                 $3.00                       800
Equity compensation plans not approved by
   security holders (2).....................                120,000                  2.67                    60,000
                                                                                     2.68
                  Total ....................                123,200                                          60,800
                                                            =======                                          ======

(1) Consists of the Stock Incentive Plan. See Note 12 to the Company's Financial Statements for the fiscal year ended November 30, 2003 (included in this Report as pages F-1 through F-19) for additional information regarding the Stock Incentive Plan.

(2) Consists of options to purchase shares of Common Stock. See Note 12 to the Company's Financial Statements for the fiscal year ended November 30, 2003 (included in this Report as pages F-1 through F-19) for additional information regarding these options.

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

Item 12.    Certain Relationships and Related Transactions

         The Company leases its Logan, Utah, manufacturing and sales facility and certain equipment from PVC, Inc., a corporation owned by Verne E. Bray, the Company's majority shareholder, Chairman of the Board, Chief Executive Officer and Secretary. The lease agreement requires rents in the amount of $14,799 per month for the facility and $10,414 per month for the equipment. The Company has guaranteed the mortgage on the facilities it leases from PVC, Inc. At November 30, 2003 and 2002, the outstanding mortgage balance was approximately $645,000 and $700,000, respectively. The mortgage is secured by the leased property, bears an interest rate of two percent over prime, and is payable in monthly installments through 2009. At November 30, 2003, the Company had a lease deposit with PVC, Inc. of $23,000, which is included in "other assets" on the balance sheet contained in the Company's financial statements.

         In addition, Verne Bray has signed an indemnification agreement to hold the Company harmless for funds paid on behalf of Rimshot LLC, an inactive limited liability company owned by a son of Verne Bray. A majority of the disinterested members of the Board of Directors approved the Company's execution of the indemnification agreement. The agreement covers costs advanced to Rimshot for start-up operations and principal and interest payments made on leased machinery used by Rimshot. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. Pursuant to the indemnification agreement, Verne Bray conveyed to the Company a security interest in all PVC lease receivables from the Company. The Company has also signed a security agreement with PVC that allows the Company to offset payments due to PVC in the event of default on the indemnification agreement. At November 30, 2003 and 2002 Verne Bray and related entities owed the Company $288,583 and $305,182, respectively.

Item 13. Exhibits, Lists and Reports on Form 8-K

Exhibits
                                                                                                  Incorporation by
     Exhibit No.                                     Description                                      Reference
     -----------                                     -----------                                  ----------------

         3(i)           Articles of Incorporation of the Company                                         (1)
        3(ii)           Bylaws of the Company                                                            (1)
          4             Instruments Defining Rights of Security Holders                                  (2)
         10.1           Nonqualified Stock Option Agreement                                              (1)
         10.2           Lease Agreement on Lodi, California Facility                                     (1)
         10.3           Promissory Note with P.V.C., Inc.                                                (1)
         10.4           Sales Representation Agreement with Thomas Christy                               (1)
         10.5           Agreements with warehouse agents                                                 (2)
         10.6           Stock Incentive Plan                                                             (3)
         10.7           Indemnification Agreement                                                        (4)
         10.8           Commercial Property Lease Agreement                                              (4)
         10.9           Equipment Lease Agreement                                                        (4)
        10.10           Zions First National Bank Promissory Note                                        (5)
        10.11           Zions First National Bank Business Loan Agreement                                (5)
        10.12           Zions First National Bank Commercial Security Agreement                          (5)
          21            Subsidiaries of Registrant                                                       (3)
-------------------------------------------

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


Reports on Form 8-K
The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2002.

                                                NACO INDUSTRIES, INC.


                                               /s/  W. Michael Hopkins
                                               ------------------------------
                                               W. Michael Hopkins, President

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                       Title                               Date
---------                                       -----                               ----

/s/ Verne E. Bray                               Chairman of the Board, Chief
-----------------------------------------       Executive Officer, Secretary        February, 27, 2004
Verne E. Bray


/s/ W. Michael Hopkins                          President and Director              February 27, 2004
-----------------------------------------
W. Michael Hopkins


/s/ Jeff. Kirby                                 Exec. Vice President and Chief
-----------------------------------------       Financial Officer, Treasurer        February 27, 2004
Jeff Kirby                                      and Director


/s/ Jack R. Prust                               Director                            February 27, 2004
-----------------------------------------
Jack R. Prust


/s/ James C. Czirr                              Director                            February 27, 2004
-----------------------------------------
James C. Czirr

                             NACO INDUSTRIES, INC.
                              FINANCIAL STATEMENTS
                           NOVEMBER 30, 2003 AND 2002

                          Index to Financial Statements

                           November 30, 2003 and 2002


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

       Statements of Cash Flows                                      F-6

       Notes to Financial Statements                                 F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of NACO Industries, Inc.


We have audited the accompanying balance sheets of NACO Industries, Inc. as of November 30, 2003 and 2002, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NACO Industries, Inc. as of November 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ JONES SIMKINS, P.C.
----------------------------
Logan, Utah
February 6, 2004


                              NACO INDUSTRIES, INC.
                                 BALANCE SHEETS
                           November 30, 2003 and 2002

                              ASSETS                                            2003                2002
                              ------                                       ----------------    ---------------
Current assets:
  Cash                                                                  $          569,445            234,964
  Accounts receivable, net                                                         933,038            699,482
  Inventories                                                                      802,888            722,753
  Prepaid expenses                                                                  32,714             64,188
  Current deferred income tax asset                                                 69,000             89,000
  Current portion of related party receivables                                      30,000             30,000
                                                                           ----------------    ---------------

        Total current assets                                                     2,437,085          1,840,387

Property and equipment, net                                                        833,531            807,714
Related party receivables                                                          258,583            275,182
Other assets, net                                                                  216,410            193,306
                                                                           ----------------    ---------------

        Total assets                                                    $        3,745,609          3,116,589
                                                                           ================    ===============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $          346,691            209,886
  Accrued expenses                                                                 341,968            336,622
  Income taxes payable                                                             157,000             28,000
  Current portion of long-term debt                                                 89,000             58,525
                                                                           ----------------    ---------------

        Total current liabilities                                                  934,659            633,033

Long-term debt                                                                     878,934            876,007
Note payable                                                                          --                 --
Deferred income tax liability                                                       55,000             67,000
                                                                           ----------------    ---------------

        Total liabilities                                                        1,868,593          1,576,040
                                                                           ----------------    ---------------

Commitments and contingencies                                                         --                 --

Stockholders' equity:
  Preferred  stock,  $3 par value;  330,000  shares
    authorized,  165,412 shares issued and outstanding
    (aggregate liquidation preference of $1,270,364 and
    $1,270,364, respectively)                                                      496,236            496,236
  Common stock, $.01 par value; 10,000,000
    shares authorized, 1,998,517 and 1,974,455 shares
    issued and outstanding, respectively                                            19,986             19,745
  Additional paid-in capital                                                     1,017,321          1,017,562
  Retained earnings                                                                343,473              7,006
                                                                           ----------------    ---------------

        Total stockholders' equity                                               1,877,016          1,540,549
                                                                           ----------------    ---------------

        Total liabilities and stockholders' equity                      $        3,745,609          3,116,589
                                                                           ================    ===============

   The accompanying notes are an integral part of these financial statements.

                              NACO INDUSTRIES, INC.
                              STATEMENTS OF INCOME
                     Years Ended November 30, 2003 and 2002

                                                      2003           2002
                                                  -----------    -----------

Sales, net                                        $ 8,348,571      7,824,936

Cost of goods sold                                  4,823,921      4,320,640
                                                  -----------    -----------

      Gross profit                                  3,524,650      3,504,296
                                                  -----------    -----------

Operating expenses:
  Selling expenses                                  1,786,817      1,782,912
  General and administrative expenses               1,019,710        952,046
  Research and development expenses                     9,947         16,872
                                                  -----------    -----------

      Total operating expenses                      2,816,474      2,751,830
                                                  -----------    -----------

      Income from operations                          708,176        752,466
                                                  -----------    -----------

Other income (expense):
  Interest income                                       3,747          1,924
  Interest expense                                   (103,538)      (114,643)
  Other                                                39,555         (6,397)
                                                  -----------    -----------

      Total other income (expense)                    (60,236)      (119,116)
                                                  -----------    -----------

      Income before provision for income taxes        647,940        633,350

Provision for income taxes                            242,000        236,000
                                                  -----------    -----------

        Net income                                $   405,940        397,350
                                                  ===========    ===========


Preferred stock dividends                             (69,473)       (69,473)
                                                  -----------    -----------

        Net income applicable to common stock     $   336,467        327,877
                                                  ===========    ===========


Net income per common share - basic and diluted   $       .17            .17
                                                  ===========    ===========


Weighted average common and common equivalent
     shares - basic and diluted                     1,985,000      1,961,000
                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                              NACO INDUSTRIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended November 30, 2003 and 2002




                                       Preferred Stock              Common Stock          Additional      Retained        Total
                                 -------------------------   -------------------------     Paid-In)       Earnings     Stockholders'
                                    Shares        Amount        Shares        Amount       Capital       (Deficit)        Equity
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------


Balance at December 1, 2001          165,412   $   496,236     1,950,393   $    19,504   $ 1,017,803    $  (320,871)   $ 1,212,672

Issuance of common stock under
  a subscription agreement              --            --          24,062           241          (241)          --             --

Preferred stock dividend                --            --            --            --            --          (69,473)       (69,473)

Net income                              --            --            --            --            --          397,350        397,350
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at November 30, 2002         165,412       496,236     1,974,455        19,745     1,017,562          7,006      1,540,549

Issuance of common stock under
  a subscription agreement              --            --          24,062           241          (241)          --             --

Preferred stock dividend                --            --            --            --            --          (69,473)       (69,473)

Net income                              --            --            --            --            --          405,940        405,940
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at November 30, 2003         165,412   $   496,236     1,998,517   $    19,986   $ 1,017,321    $   343,473    $ 1,877,016
                                 ===========   ===========   ===========   ===========   ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.


                              NACO INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended November 30, 2003 and 2002

                                                             2003          2002
                                                           ---------    ---------
Cash flows from operating activities:
  Net income                                               $ 405,940      397,350
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                            182,723      187,128
     Loss on disposition of equipment                           --          6,626
     Provision for losses on receivables and inventories     (17,067)      22,976
     Deferred income taxes                                     8,000      208,000
     Rent expense                                             33,430        8,970
    (Increase) decrease in:
       Accounts receivable                                  (216,489)      19,568
       Inventories                                           (80,135)    (138,481)
       Prepaid expenses                                       31,474      (35,951)
     Increase (decrease) in:
       Accounts payable                                      136,805     (133,200)
       Accrued expenses                                        5,346      (41,896)
       Income taxes payable                                  129,000         --
                                                           ---------    ---------

          Net cash provided by operating activities          619,027      501,090
                                                           ---------    ---------

Cash flows from investing activities:
  Purchases of property and equipment                        (92,618)    (133,736)
  Change in related party accounts                           (16,831)        --
  Other assets                                               (31,184)     (11,533)
                                                           ---------    ---------

          Net cash used in investing activities             (140,633)    (145,269)
                                                           ---------    ---------

Cash flows from financing activities:
  Decrease in note payable                                      --       (131,375)
  Payments on long-term debt                                 (74,440)     (57,364)
  Payment of preferred stock dividend                        (69,473)     (69,473)
                                                           ---------    ---------

          Net cash used in financing activities             (143,913)    (258,212)
                                                           ---------    ---------

          Net increase in cash                               334,481       97,609

Cash, beginning year                                         234,964      137,355
                                                           ---------    ---------

Cash, end of year                                          $ 569,445      234,964
                                                           =========    =========

   The accompanying notes are an integral part of these financial statements.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2003 and 2002
                       -----------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Organization
------------

NACO Industries, Inc. (the "Company"), manufactures, produces, and sells polyvinyl chloride ("PVC") products. The Company's primary line of business consists of manufacturing PVC pipe fittings and valves which are sold throughout the United States by wholesale distributors. The manufacturing facilities of the Company are located in Garden City, Kansas; Lodi, California; and Logan, Utah.

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

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2003 and 2002
                       -----------------------------------

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

Other Assets
------------

Included in other assets are debt issuance costs of approximately $72,000 and $72,000 at November 30, 2003 and 2002, respectively. These costs are amortized as additional interest expense over the specific term of the related indebtedness using the straight-line method. Accumulated amortization was approximately $23,000 and $20,000 at November 30, 2003 and 2002, respectively. Amortization expense totaled approximately $8,000 and $8,000 in 2003 and 2002, respectively.

Revenue Recognition
-------------------

Revenue is recognized upon shipment of the product to the customer.

Advertising Costs
-----------------

Advertising costs are expensed when incurred and totaled approximately $30,000 and $52,000 for the years ended November 30, 2003 and 2002, respectively.

Shipping and Handling Costs
---------------------------

The Company classifies shipping and handling costs as selling expenses in the statement of income. Shipping and handling costs totaled approximately $772,000 and $709,000 for the years ended November 30, 2003 and 2002, respectively.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2003 and 2002
                       -----------------------------------

Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------

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

Stock-Based Compensation
------------------------

At November 30 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                            2003       2002
                                                            ----       ----

         Net income - as reported                   $     326,467    327,877
         Net income - pro forma                     $     310,045    308,564
         Earnings per share - as reported           $         .17        .17
         Earnings per share - pro forma             $         .16        .16

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2003 and 2002
                       -----------------------------------

Note 2 - Accounts Receivable
----------------------------

Accounts receivable consist of the following at November 30:
                                     2003         2002
                                  ---------    ---------

Trade receivables                 $ 953,681      737,192
Allowance for doubtful accounts     (20,643)     (37,710)
                                  ---------    ---------

                                  $ 933,038      699,482
                                  =========    =========

Note 3 - Inventories
--------------------

Inventories consist of the following at November 30:

                        2003          2002
                      ---------    ---------

Raw materials         $ 393,188      278,032
Finished goods          469,700      504,721
Valuation allowance     (60,000)     (60,000)
                      ---------    ---------


                      $ 802,888      722,753
                      =========    =========

Note 4 - Property and Equipment
-------------------------------

Property and equipment consists of the following at November 30:

                                       2003            2002
                                    -----------    -----------

Machinery and equipment             $ 2,054,123      1,892,683
Buildings and improvements              617,205        608,738
Office equipment                        353,013        342,842
Vehicles                                117,534         97,641
Land                                     40,700         40,700
                                    -----------    -----------

                                      3,182,575      2,982,604
Less accumulated depreciation and
  amortization                       (2,349,044)    (2,174,890)
                                    -----------    -----------

                                    $   833,531        807,714
                                    ===========    ===========

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2003 and 2002
                       -----------------------------------


Note 5 - Note Payable
---------------------

As of November 30, 2003 the Company has an unused bank revolving line-of-credit which allows the Company to borrow a maximum of $1,200,000. The line-of-credit bears interest at the prime rate plus 1.75%, is secured by receivables and inventories and expires on March 31, 2005. The line-of-credit agreement contains covenants related to minimum net worth, earnings before interest and taxes, debt and dividends.


Note 6 - Long-Term Debt
-----------------------

Long-term debt consists of the following at November 30:
                                                                   2003         2002
                                                                ---------    ---------
Note payable to a bank in monthly installments
 of $11,972, including interest at  the prime rate
 plus 1.5%,  (with minimum and maximum rates of 9.75%
 and 14.75%, respectively) secured by receivables,
 inventories, and property and equipment, due June 2013         $ 871,793      925,373

Note payable to a bank in monthly installments
 $470, including interest at 6.25%, secured by a
 vehicle, due May 2007                                             17,697         --

Notes payable to banks in aggregate monthly
 installments of $378, including interest at
 9.95%, secured by a vehicle                                         --          1,458


Capital lease obligations (see Note 7)                             78,444        7,701
                                                                ---------    ---------

         Total long-term debt                                     967,934      934,532

         Less current portion                                     (89,000)     (58,525)
                                                                ---------    ---------

                                                                $ 878,934      876,007
                                                                =========    =========

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2003 and 2002
                       -----------------------------------

Note 6 - Long-Term Debt (continued)
-----------------------------------

Future maturities of long-term debt at November 30, 2003 are approximately as follows:

                   Year ending
                   November 30,                      Amount
                   ------------                     --------

                         2004                      $ 89,000
                         2005                        97,000
                         2006                       103,000
                         2007                        91,000
                         2008                        90,000
                   Thereafter                       497,934
                                                   --------

                                                   $967,934

Note 7 - Capital Lease Obligations
----------------------------------

The Company leases equipment under capital lease agreements which provide for the option to purchase the equipment at the end of the lease. Future minimum lease payments under capital leases at November 30, 2003 are as follows:

                                   Year ending
                                   November 30,      Amount
                                   ------------     --------
                                      2004          $ 27,816
                                      2005            27,547
                                      2006            24,588
                                      2007             6,292
                                                    --------

                                                      86,243
Less amount representing interest                     (7,799)
                                                    --------

Present value of future
 minimum lease payments                             $ 78,444
                                                    ========

The cost, accumulated amortization and amortization expense of equipment under capital leases is approximately as follows at November 30:

                                    2003               2002
                                   -------            ------

Cost                               $98,000            10,000
Accumulated amortization             4,000             2,000
Amortization expense                 2,000             2,000

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2003 and 2002
                       -----------------------------------

Note 8 - Operating Leases
-------------------------

The Company leases its California, Texas and Utah buildings and certain equipment under non-cancelable operating leases. Rental expense related to these operating leases for the years ended November 30, 2003 and 2002, was approximately $382,000 and $374,000, respectively.

Future minimum rental payments under non-cancelable operating leases as of November 30, 2003 are approximately as follows:

                     Year ending
                     November 30,                  Amount
                     ------------                ----------
                     2004                        $  332,000
                     2005                           202,000
                     2006                           195,000
                     2007                           200,000
                     2008                           206,000
                                                 ----------

                                                 $1,135,000

Note 9 - Income Taxes
---------------------

The provision for income taxes differs from the amount computed at the statutory rates as follows at November 30:

                                  2003       2002
                                --------    -------

Federal tax at statutory rate   $220,000    225,000
State taxes                       22,000     30,000
Other                               --      (19,000)
                                --------   --------

                                $242,000    236,000
                                ========   ========

The provision for income taxes consisted of the following for the years ended November 30:

                               2003        2002
                             --------   --------
Current                      $234,000     28,000
Deferred                        8,000    208,000
                             --------   --------

Provision for income taxes   $242,000    236,000
                             ========   ========

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2003 and 2002
                       -----------------------------------

Note 9 - Income Taxes (continued)
---------------------

Deferred income tax assets (liabilities) are comprised of the following at November 30:

                                                       2003        2002
                                                     --------    --------
     Assets:
         Warranty reserve and accruals               $ 40,000      40,000
         Inventories                                   21,000      35,000
         Allowance for doubtful accounts and other      8,000      14,000
                                                     --------    --------

                                                       69,000      89,000
     Liability:
         Depreciation                                 (55,000)    (67,000)
                                                     --------    --------

         Net deferred tax asset                      $ 14,000      22,000
                                                     ========    ========

Presented in the balance sheets as follows:

     Current deferred income tax asset               $ 69,000      89,000
     Deferred income tax liability                    (55,000)    (67,000)
                                                     --------    --------

         Net deferred tax asset                      $ 14,000      22,000
                                                     ========    ========


Note 10 - Major Customers
-------------------------

During the year ended November 30, 2003, the Company had sales of approximately $1,169,000 to a customer which exceeded ten percent of total sales.


Note 11 - Capital Stock
-----------------------

Preferred Stock
---------------

The Company is authorized to issue 330,000 shares of Series 1, Class A, 7 percent Cumulative Convertible Preferred Stock, with a par value of $3.00 per share. In the event of liquidation of the Company, the preferred stock will have a liquidation preference to the extent of $6.00 per share plus accrued and unpaid dividends. The preferred stock is convertible at any time into shares of the Company's common stock at a conversion rate of two shares of common stock for one share of preferred stock. The preferred stockholders are entitled to one vote per share.

-----------------------------------

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

At November 30, 2003 and 2002, dividends in arrears were approximately $278,000 ($1.68 per share). At November 30, 2003, the Company's preferred dividends were more than two years in arrears. As a result, the holders of the preferred stock have the right, voting as a class, to elect two members of the Company's board of directors at the next annual meeting.

Subscription Agreement
----------------------

The Company has a stock subscription agreement which requires the Company to issue approximately 24,000 shares of common stock per year until the Company establishes a market for its common stock that trades for at least $6.00 per share for any ten consecutive trading days. During the years ended November 30, 2003 and 2002, the Company issued 24,063 shares of common stock each year under the stock subscription agreement.


Note 12 - Stock Options
-----------------------

The Company has adopted a Stock Incentive Plan, (the "Plan"), whereby certain employees may be granted incentive or non-qualified stock options to purchase up to 200,000 shares of common stock. A committee appointed by the Board of Directors determines the exercise price of options granted under the Plan. The exercise price of incentive options must not be less than the fair market value of the common stock as of the date of grant. The maximum term of the options is six years and they vest over a five-year period.

The Plan also allows for granting of stock appreciation rights. Upon exercise of a stock appreciation right, the holder may receive shares of common stock and cash equal to the excess of the fair market value of the common stock at the date of exercise over the option price.

The Company has also granted stock options to members of the Board of Directors for their service as Board members.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2003 and 2002
                       -----------------------------------

Note 12 - Stock Options (continued)
-----------------------

A schedule of the stock options outstanding is as follows:

                                                             Number            Exercise
                                                               of              Price Per
                                                             Options             Share
                                                            --------           ---------
         Outstanding at December 1, 2001                     408,000         $ 2.00-4.00
         Expired                                            (120,000)          3.00-4.00
                                                            --------           ---------

         Outstanding at November 30, 2002                    288,000           2.00-4.00
         Expired                                            (104,000)          3.00-4.00
                                                            --------           ---------

         Outstanding at November 30, 2003                    184,000         $ 2.00-3.00
                                                            ========           =========


Stock Based Compensation
------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  123,   "Accounting  for  Stock-Based   Compensation,'  as
described in Note 1.

The following table summarizes information about stock options outstanding at November 30, 2003:


                             Outstanding                                             Exercisable
-----------------------------------------------------------------------   ----------------------------------
                                        Weighted
                                         Average
                                        Remaining         Weighted                             Weighted
                                       Contractual        Average                               Average
    Exercise            Number            Life            Exercise            number           Exercise
     Price           Outstanding         (Years)           Price            Exercisable          Price
-----------------  ----------------- ---------------- -----------------   ----------------  ----------------


  $ 2.00 - 3.00        184,000               2.46        $    2.46           123,200           $    2.68
=================  ================= ================ =================   ================  ================

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2003 and 2002
                       -----------------------------------


Note 13 - Employee Benefit Plan
-------------------------------

The Company sponsors an IRC Sec. 401(k) deferred compensation plan that covers all employees over age 21 with over one year of service. The Company makes matching contributions, at fifty percent of the employee's deferral, up to four percent of gross wages for employees who elect salary deferrals. The amount of pension expense for the years ended November 30, 2003 and 2002, was approximately $23,000 and $11,000, respectively.


Note 14 - Related Party Transactions
------------------------------------

The Company leases its Logan, Utah, manufacturing and sales facility and certain equipment from P.V.C., Inc. (PVC), a corporation owned 100 percent by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $23,000 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC. At November 30, 2003 and 2002, the outstanding mortgage balance was approximately $645,000 and $700,000, respectively. At November 30, 2003 the Company has a lease deposit with PVC of $23,000 which is included in other assets on the balance sheet. The equipment lease expires November 30, 2004, and the facility lease expires November 30, 2012.

In addition, Verne Bray has signed an indemnification agreement to hold the Company harmless for funds paid by the Company on behalf of an inactive limited liability company (Rimshot) owned by a son of Verne Bray. The Board of Directors approved the Company's execution of the indemnification agreement. The agreement covers costs advanced to Rimshot for start-up operations and principal and interest payments made on leased machinery used by Rimshot. The agreement calls for monthly payments of $2,500 beginning October 1, 2000. Pursuant to the indemnification agreement, Verne Bray conveyed to the Company a security interest in all PVC lease receivables from the Company. The Company has also signed a security agreement with PVC that allows the Company to offset payments due to PVC in the event of default on the indemnification agreement.

At November 30, 2003 and 2002, Verne Bray and related entities owed the Company $288,583 and $305,182, respectively.


Note 15 - Fair Value Financial Instruments
------------------------------------------

The Company's financial instruments consist of cash, receivables, payables and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the notes bear interest at floating market interest rates.

                              NACO INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           November 30, 2003 and 2002
                       -----------------------------------


Note 16 - Supplemental Cash Flow Information
--------------------------------------------

During the year ended November 30, 2003:

         o The Company recognized rent expense in exchange for payments on the related party receivables of $33,430.

         o The Company acquired property and equipment in exchange for long-term debt of $107,842.

During the year ended November 30, 2002, the company recognized rent expense in exchange for payments on the related party receivables of $8,970.

Actual cash paid for interest and income taxes for the years ended November 30, are approximately as follows:

                             2003                   2002
                           --------               --------

Interest                   $104,000                115,000
                           ========               ========

Income taxes               $106,000                   --
                           ========               ========


Note 17 - Commitments and Contingencies
---------------------------------------

Employment Agreements
---------------------

The Company has entered into an employment agreement with Michael Hopkins, the Company's president, for a term expiring in December 2005, subject to automatic renewal for successive one year periods unless notice of termination is given by either party within one hundred twenty days of the expiration of the then current term. His employment agreement provides that he shall (i) receive an annual salary of $90,000, (ii) receive increases in his annual salary according to the Consumer Price Index, (iii) receive bonuses based on certain levels of the Company's profits, (iv) may participate in other benefits offered to employee's generally, and (v) receive 100,000 stock options exercisable at $2.00 per share, vesting over five years.

Litigation
----------

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, commercial transactions, etc. The Company is currently not aware of any such items that it believes could have a material adverse affect on its financial statements.

Note 18 - Recent Accounting Pronouncements
------------------------------------------

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as "mezzanine capital." It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have any impact on the Company's financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS did not have any effect on the Company's financial statements.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

In December  2002,  the  Financial  Accounting  Standards  Board issued SFAS 148
"Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123," which is effective for all fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation under SFAS 123 from intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25. SFAS 148 also changes the disclosure requirement of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS 148 by the Company did not have any impact on the Company's financial statements for the years ended November 30, 2003 or 2002 and is not expected to have any impact on future operations.