Form 10QSB
period 2004-02-29
NACO INDUSTRIES INC
filed 2004-04-15
CIK 931585

SEC File No. 33-85044-d


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2004

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

                                  435-753-8020
                                  ------------
                            Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

As of February 29, 2004, the issuer had 1,998,517 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format Yes [ ]   No  [X]
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                          February     November
                                                                             29,         30,
ASSETS                                                                      2004        2003
------                                                                   (Unaudited)  (Audited)
Current assets:
  Cash                                                                  $   85,769   $  569,445
  Accounts receivable, net of allowances
    Of $27,282 / $20,643                                                 1,311,121      933,038
  Current portion of related parties receivables                            30,000       30,000
  Inventory                                                                837,686      802,888
  Other current assets                                                      30,556       32,714
  Deferred income taxes                                                     69,000       69,000
                                                                        ----------   ----------
       Total current assets                                              2,364,132    2,437,085

Property and equipment, net                                                792,452      833,531
Related party receivables                                                  251,083      258,583
Other assets, net                                                          214,556      216,410
                                                                        ----------   ----------
Total assets                                                            $3,622,223   $3,745,069
                                                                        ==========   ==========





                       See Notes to Financial Statements

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                           February     November
                                                                             29,           30,
                                                                          ----------   ----------
LIABILITIES:                                                                 2004         2003
------------                                                              ----------   ----------
                                                                           (Unaudited)  (Audited)
Current liabilities:
  Accounts payable                                                        $  486,316   $  346,691
  Accrued expenses                                                           199,014      341,968
  Income Taxes Payable                                                        32,124      157,000
  Current portion of long-term obligations                                    91,685       89,000
                                                                          ----------   ----------
       Total current liabilities                                             809,139      934,659
                                                                          ----------   ----------

Long-term liabilities:
  Long-term obligations, less current portion                                854,544      878,934
  Deferred income tax liability                                               55,000       55,000
                                                                          ----------   ----------
       Total long-term liabilities                                           909,543      933,934
                                                                          ----------   ----------
       Total liabilities                                                   1,718,683    1,868,593
                                                                          ----------   ----------

Stockholders' equity:
   Preferred Stock, 7% Cumulative, convertible $3.00 par value, 330,000      496,236      496,236
shares authorized and 165,412 shares issued and outstanding. (Aggregate liquidation preference $1,304,815 and $1,270,364 respectively)
  Common stock, $.01 par value, 10,000,000 shares authorized; 1,998,517       19,986       19,986
shares issued and outstanding
  Additional paid-in capital                                               1,017,321    1,017,321
  Retained Earnings                                                          369,997      343,473
                                                                          ----------   ----------
       Total stockholders' equity                                          1,903,540    1,877,016
                                                                          ----------   ----------

       Total liabilities and
         Stockholders' equity                                             $3,622,223   $3,745,609
                                                                          ==========   ==========

                        See Notes to Financial Statements

>



NACO INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                     Three months ended
                                                February 29,   February 28,
                                                ---------------------------
                                                    2004           2003
                                                ---------------------------

Sales, net                                      $ 2,212,612      1,853,822

Cost of goods sold                               1, 374,894      1,135,735
                                                -----------    -----------
       Gross profit                                 837,718        718,087

Operating expenses:
  Selling expenses                                  472,804        388,393
  General and administrative expenses               288,256        240,354
  Research & development expenses                    12,978          2,631
                                                -----------    -----------
       Total operating expenses                     774,038        631,378
                                                -----------    -----------

       Income from operations                        63,680         86,709

Other income (expense):
  Interest income                                     1,262            590
  Interest expense                                  (23,418)       (25,712)
                                                -----------    -----------
       Total other income (expense)                 (22,156)       (25,122)
                                                -----------    -----------

Income before income taxes                      $    41,524         61,587

Income tax expense                                   15,000         23,000
                                                -----------    -----------

       Net income                               $    26,524         38,587
                                                ===========    ===========

Adjustment for preferred dividends in arrears       (34,451)       (34,451)

                                                -----------    -----------
Adjusted net income (loss) to common            $    (7,927)         4,136
stockholders
                                                ===========    ===========

Earnings per common share:
                                                -----------    -----------
 Basic:                                         $       .00            .00
                                                ===========    ===========

                                                -----------    -----------
 Diluted:                                       $       .00            .00
                                                ===========    ===========
Weighted average number of common
  Shares outstanding:
    Basic                                         1,998,000      1,974,000
                                                ===========    ===========
    Diluted                                       1,998,000      1,974,000
                                                ===========    ===========

                        See Notes to Financial Statements


NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                 Three months ended
                                                             --------------------------
                                                             February 29,  February 28,
                                                                 2004         2003
                                                              ---------    ---------
Cash flows from operating activities
  Net income                                                  $  26,524    $  38,587
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation                                                44,553       42,416
     Amortization                                                 1,854        2,103
     Deferred income taxes                                            0      (16,000)
   (Increase) decrease in:
     Accounts receivable, net                                  (378,083)    (407,697)
     Receivable from related parties                              7,500        7,500
     Inventory                                                  (34,798)     (58,365)
     Other Current Assets                                         2,158       (3,360)
   Increase (decrease) in:
     Accounts payable
                                                                139,625      216,363
     Income Taxes Payable                                      (124,876)        --
     Accrued expenses                                          (142,954)    (127,799)
                                                              ---------    ---------
 Net cash used in operating activities                         (458,497)    (306,252)
                                                              ---------    ---------

Cash flows from investing activities
  Purchase of  property and equipment                            (3,474)     (12,248)
  Other Assets                                                        0        3,280
                                                              ---------    ---------
        Net cash used in investing activities                    (3,474)      (8,968)
                                                              ---------    ---------

Cash flows from financing activities
  Net change in line of credit                                        0      177,011
  Payments on long-term debt                                    (21,705)     (13,635)
                                                              ---------    ---------

        Net cash provided by (used in) financing activities     (21,705)     163,376
                                                              ---------    ---------

Decrease in cash                                               (483,676)    (151,844)

        Cash, beginning of period                               569,445      234,964
                                                              ---------    ---------

        Cash, end of period                                   $  85,769    $  83,120
                                                              =========    =========

See Notes to Financial Statements
Supplemental disclosures:
    Income taxes paid                                         $ 138,545    $  41,571
    Interest Paid                                             $  22,574    $  25,816

NACO INDUSTRIES, INC.
Notes to Financial Statements (Unaudited)
February 29, 2004

NOTE A - BASIS OF PRESENTATION

In the opinion of management of NACO Industries, Inc. (the "Company"), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2004. These statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003.

NOTE B - DIVIDENDS

Dividends on the Company's preferred stock are cumulative at 7%. At February 29, 2004, dividends in the amount of $312,343 were in arrears.

NOTE C - RELATED PARTY OPERATING LEASES

The Company leases its Logan, Utah manufacturing and sales facility and certain equipment from P.V.C., Inc. (PVC), a corporation owned 100 percent by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $25,213 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC. At February 29, 2004 and November 30, 2003, the outstanding mortgage balance was approximately $636,000 and $645,000, respectively. At February 29, 2004, the Company had a lease deposit with PVC of $23,000, which is included in "Other Assets" on the balance sheet.

In addition, Verne Bray has signed an indemnification agreement to hold the Company harmless for funds paid by the Company on behalf of Rimshot LLC (Rimshot), an inactive limited liability company owned by a son of Mr. Bray. The disinterested members of the Company's Board of Directors approved the Company's execution of the indemnification agreement. The agreement covers costs advanced to Rimshot for start-up operations and principal and interest payments made on leased machinery used by Rimshot. The agreement calls for monthly payments of $2,500, which commenced on October 1, 2000 and are scheduled to continue until the balance is paid in full. Pursuant to the indemnification agreement, Verne Bray conveyed to the Company a security interest in all PVC lease receivables from the Company. The Company has also signed a security agreement with PVC that allows the Company to offset payments due to PVC in the event of default on the indemnification agreement.

At February 29, 2004 and November 30, 2003, Verne Bray and related entities (including Rimshot) owed the Company $281,083 and $288,583, respectively.

NOTE D - STOCK-BASED COMPENSATION

The Company has stock-based employee compensation plans, which are described more fully in Note 12 to the Company's financial statements included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or grater than the market value of the underlying common stock on the date of the grant. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

NACO INDUSTRIES, INC.
Notes to Financial Statements (Unaudited)
February 29, 2004


NOTE D - STOCK-BASED COMPENSATION (continued)
                                                   2004                  2003
                                                   ----                  ----
Net income - as reported                         $26,524                4,136
Net income - pro forma                           $22,090                (692)
Earnings per share - as reported                  $0.01                  $.00
Earnings per share - pro forma                    $0.01                  $.00



Item 2 - Management's Discussion and Analysis or Plan of Operations


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


Results of Operations
     The following discussion relates to the three-month periods ended February 29, 2004 and February 28, 2003, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended February 29, 2004 and February 28, 2003 are referred to as 1Q04 and 1Q03, respectively. Readers are cautioned that results of operations for the three months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2004.

     Overview. The Company achieved net income before tax of $41,524 for 1Q04, compared to net income before taxes of $61,587 for 1Q03. Gross margin as a percentage of sales for 1Q04 and 1Q03 was 37.9% and 38.7%, respectively.

     Net Sales: Net sales for 1Q04 increased by 19.4% to $2,212,612, compared to net sales of $1,853,822 for 1Q03. Management believes that the increase in net sales from 1Q03 to 1Q04 was due primarily to an increase in sales in the utility & industrial markets. Sales in the utility & industrial markets increased $245,724.71, or 51.2%, from 1Q03 to 1Q04. Management believes that the increase in utility & industrial net sales was mainly due to increased sales to three large original equipment manufacturer ("OEM") customers partly due to an upswing in the U.S. economy. Sales in the agricultural market increased $116,412.97, or 8.5%, from 1Q03 to 1Q04. Management believes that the increase in agricultural net sales was mainly due to increased sales efforts by a new salesman that was hired in 2003. Agricultural and utility sales as a percentage of sales were 67.2% and 32.8% for 1Q04, and 74.1% and 25.9% for 1Q03, respectively.

     Gross Margin. Gross margin as a percentage of sales for 1Q04 and 1Q03 was 37.9% and 38.7%, respectively. Management believes the decrease in the gross margin from 1Q03 to 1Q04 was partly due to the increased sales in the utility and industrial market, which historically has had lower profit margins than sales in the agricultural market. Management believes another contributing factor to the decrease in the gross margin from 1Q03 to 1Q04 was an increase in labor and related expenses. Labor and related expenses increased $107,245, or 32.4%, from 1Q03 to 1Q04, mainly due to an annual wage increase of approximately 2.7% and a 164.5%, or $25,432, increase in workers health insurance. Prior to 12/31/2003, the Company "self-funded" a portion of its employees' health insurance claims, and there were several large medical claims incurred in 1Q04, which increased health insurance expense. Effective 1/1/04 the Company began operating under a fully-insured plan. As a result of the Company's shift to a fully-insured plan, management believes the Company's health insurance expense will be more consistent in future periods. Another contributing factor to health insurance expense was to general cost increases throughout the health insurance industry. These increases in medical and hospital costs were also a contributing factor to the Company's increased worker's compensation expense, which increased $6,994, or 41.4%, from 1Q03 to 1Q04.

     Selling: Selling expenses were 21.4% of net sales for 1Q04, compared to 21.0% of net sales for 1Q03. The increase in selling expenses as a percentage of sales was partially due to several factors. In actual dollars, selling expenses increased $84,410, or 21.7%, from 1Q03 to 1Q04. Salaries and related expenses increased $39,759, or 32.3%, from 1Q03 to 1Q04, mainly due to hiring a new salesman to allow for greater coverage and expansion of the Company's sales areas and to health insurance costs as explained in the section entitled "Gross Margin" above. Health insurance costs for sales personnel increased $13,140, or 171.7%, from 1Q03 to 1Q04. Supplies increased $9,156, or 29.7%, from 1Q03 to 1Q04, mainly due to increased sales volume. Advertising expense increased 27.4%, or $2,683, from 1Q03 to 1Q04, mainly due to the publication of new product catalogs in 1Q04. Freight out increased 36.3%, or $43,276, from 1Q03 to 1Q04, and increased as a percentage of net sales from 6.4% in 1Q03 to 7.3% in 1Q04. Management believes freight expense increased partly due to the increase in sales volume, partly due to freight surcharges by freight companies for increased fuel prices and partly due to increased sales in geographical areas where freight costs are higher than the average historical costs on Company sales.

     General and administrative: General and administrative expenses represented 13.0% of net sales for 1Q04, compared to 13.0% of net sales for 1Q03. Overall, general and administrative expenses increased $47,902, or 19.9%, from 1Q03 and 1Q04. Salaries and related expenses increased $32,883, or 20.0%, from 1Q03 to 1Q04, due mainly to increased health insurance costs as explained in the section entitled "Gross Margins" above. Health insurance costs for general and administrative employees increased $16,668 or 148.4% from 1Q03 to 1Q04. The Company also had a 2.7% average increase in salaries that was effective in the 1st of December 2003. Another contributing factor to increases in salaries and related expenses was the hiring of a new engineer during 1Q04 to expedite the development of new products.

     Other: Other expense/revenues were 1.0% of net sales for 1Q04, compared to 1.4% of net sales for 1Q03, mainly due to decreased interest expense. Interest expense decreased $2,294 from 1Q03 to 1Q04, mainly due to improved cash flow and lower borrowings during the quarter. The Company's effective interest rate (interest expense divided by the average debt balance for the applicable period) for 1Q04 and 1Q03 was 9.43% and 10.0%, respectively.


Liquidity and Capital Resources
     The Company's principal sources of liquidity have historically been cash from operations, credit facilities and equity financing. Net cash used by operating activities was $458,497 in 1Q04. Cash as of February 29, 2004 was $85,769, down $483,676 from November 30, 2003 mainly due to the payment of income taxes and to an increase in accounts receivable. The Company's working capital increased $52,565 from November 30, 2003 to February 29, 2004, due primarily to a decrease in current liabilities. The decrease in current liabilities was mainly due to a decrease in income taxes payable.

     As of February 29, 2004 the Company had an unused bank revolving line-of-credit with Zions Bank, which allows the Company to borrow a maximum of $1,200,000. The line-of-credit bears interest at the prime rate plus 1.75%, is secured by receivables and inventories and expires on March 31, 2005. The line-of-credit agreement contains covenants related to minimum net worth, earnings before interest and taxes, debt and dividends.

     On February 29, 2004, the Company was in compliance with all loan covenants with Zions Bank. The maximum line is $1,200,000, of which, based on the "Borrowing Base Certificate" prepared by the Company, there was $1,200,000 available to borrow as of February 29, 2004.

     The Company also has a note with WebBank Corporation. The note is secured by land, buildings and equipment owned by the Company. The note has a variable interest rate equal to the prime interest rate as reported by The Wall Street Journal, plus one and one-half percent (1.5%) provided however, that the rate shall never exceed 14.75% nor be less than 9.75%. The rate on February 29, 2003 was 9.75%. The term of the note is 15 years from the date of closing (April
1999) and the note requires monthly payments. On February 29, 2004, the monthly payment required was $11,972. On February 29, 2004, the outstanding balance of the note was $857,000 and the Company was in compliance with all loan covenants with WebBank. This note is subordinated to the Zions Bank line of credit.

     Management believes that its capital resources on hand at February 29, 2004, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

Critical Accounting Policies
NACO's significant accounting policies are described in Note 1 to the Company's financial statements included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003. Included within these policies are the Company's "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of the Company's financial statements and require management's subjective and complex judgment due to the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relate to allowance for doubtful accounts, inventory valuation, product warranties and allowances for deferred income taxes. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts: The Company has established an allowance for estimated bad debts by applying a historical percentage of bad debts to net sales each month. In addition, all accounts over 90 days are evaluated as to the collectibility of each account and a specific reserve is established for specific customer accounts identified as doubtful or non-collectible. The Company's customer base is such that changes in either the customer's financial position or the economy as a whole could cause actual write-offs to differ materially from the estimated reserve. The allowance for doubtful accounts at February 29, 2004 was $27,282, compared to $20,643 at fiscal year end November 30, 2003.

     Inventory Valuation: The Company evaluates inventory on an annual basis to determine obsolete and slow moving inventory. All inventory that has not moved, been used in manufacturing or sold in the past year is reserved against. Also an additional reserve is made for slow-moving inventory. Based on usage during the past year, a reserve is calculated by taking the prevailing interest rate for money borrowed multiplied by the value of inventory in excess of a six-month supply. Inventory in excess of a three-year supply is reserved at 100% of the value of that excess inventory. The reserve for obsolete and slow moving inventories was $50,000 at February 29, 2004 and $60,000 at November 30, 2003.

     The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every month. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. Since only 80% of the dollars in inventory are counted each quarter a "quantity reserve" is made each quarter for the parts not counted. The quantity reserve at February 29, 2004 was $10,000 compared to $0 at November 30, 2003.

     Product Warranties: The Company's current liabilities include an accrued warranty account for anticipated product warranty claims based on a historical percentage of sales plus any specific claims that have been identified. Actual claims could be materially different than the historical estimates made by the Company. The accrual for warranty claims at February 29, 2004 was $67,014, compared to $72,014 at November 30, 2003.

     Deferred Income Tax Valuation Allowances: The Company's current assets at February 29, 2004 included an entry for deferred taxes in the amount of $69,000. The Company evaluates the realizability of its net deferred tax asset on a quarterly basis and a valuation allowance is provided. In the opinion of management, the total asset value at February 29, 2004 is realizable, therefore no allowance was provided. However, the Company's operating results are subject to certain risks that could adversely affect the Company's operating results, its ability to operate profitably and, as a result, the Company's ability to realize the value of the Company's net deferred tax asset. The Company's operating results could be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials expenses, changes in economic conditions, unanticipated expenses or events and other factors that could materially change the need for an allowance.

Factors Affecting Future Results
     Statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's plans, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under "Management's Discussion and Analysis or Plan of Operations" and encompass NACO's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "believes," "anticipates," "should," and "likely" also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

Item 3 - Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of February 29, 2004. Based on that evaluation, the Company's management, including its principal executive officer and principal accounting officer, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II - OTHER INFORMATION
Item 3 - Defaults Upon Senior Securities(b) During the fiscal years ended November 30, 2003 and November 30, 2002, the Company paid $69,473 and $69,473 respectively in dividends on its Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock"). During the prior fiscal year ended November 30, 2001 no dividends were paid with respect to the Preferred Stock. As of February 29, 2004, the total dividend in arrears with respect to the Preferred Stock was $312,343.

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


By       /s/ VERNE E. BRAY                                  April 13, 2004
   -----------------------------------------                ---------------
         Verne E. Bray                                      Date
         CEO, Secretary, Chairman
         (Principal Executive Officer)

By       /s/ W. MICHAEL HOPKINS                             April 13, 2004
   -----------------------------------------                ---------------
         W. Michael Hopkins Date President                  Date


By       /s/ JEFFREY J. KIRBY                               April 13, 2004
   -----------------------------------------                ---------------
         Jeffrey J. Kirby                                   Date
         Executive Vice President/
         Chief Financial Officer/Treasurer
         (Principal Financial and Accounting Officer)