Form 10QSB
period 2004-05-31
NACO INDUSTRIES INC
filed 2004-07-15
CIK 931585

SEC File No. 33-85044-d


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2004

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


         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 31, 2004, the issuer had 1,998,517 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format Yes [  ] No  [X]
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                    May       November
                                                    31,          30,
ASSETS                                             2004         2003
------                                           ----------   ----------
                                                 (Unaudited)  (Audited)
Current assets:
  Cash                                           $  884,134   $  569,445
  Accounts receivable, net of allowances
    Of $40,983 / $20,643                          1,167,742      933,038
  Current portion of related party receivables       30,000       30,000
  Inventories                                       693,039      802,888
  Other current assets                               14,658       32,714
  Deferred income tax asset                          69,000       69,000
                                                 ----------   ----------
       Total current assets                       2,858,573    2,437,085

Property and equipment, net                         756,552      833,531
Related party receivables                           243,583      258,583
Other assets, net                                   215,703      216,410
                                                 ----------   ----------
Total assets                                     $4,074,411   $3,745,609
                                                 ==========   ==========

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                          May        November
                                                          31,           30,
LIABILITIES:                                             2004         2003
------------                                           ----------   ----------

                                                       (Unaudited)  (Audited)
Current liabilities:
  Accounts payable                                     $  419,074   $  346,691
  Accrued expenses                                        237,709      341,968
  Income Taxes Payable                                    161,093      157,000
  Current portion of long-term obligations                 93,645       89,000
                                                       ----------   ----------
       Total current liabilities                          911,521      934,659
                                                       ----------   ----------
Long-term liabilities:
  Long-term obligations, less current portion             830,825      878,934
  Deferred income tax liability                            55,000       55,000
                                                       ----------   ----------
       Total long-term liabilities                        885,825      933,934
                                                       ----------   ----------
       Total liabilities                                1,797,346    1,868,593
                                                       ----------   ----------
Stockholders' equity:
   Preferred Stock, 7% Cumulative, convertible
$3.00 par value, 330,000 shares authorized and
165,412 shares issued and outstanding. (Aggregate
liquidation preference $1,304,815 and $1,270,364
respectively)                                             496,236      496,236
  Common stock, $.01 par value, 10,000,000 shares
authorized; 1,998,517 shares issued and outstanding        19,986       19,986

  Additional paid-in capital                            1,017,321    1,017,321
  Retained Earnings                                       743,522      343,473
                                                       ----------   ----------
       Total stockholders' equity                       2,277,065    1,877,016
                                                       ----------   ----------

       Total liabilities and
         Stockholders' equity                          $4,074,411   $3,745,609
                                                       ==========   ==========

See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                    Three months ended             Six months ended
                                                          May 31,                        May 31,
                                                -----------    -----------    -----------    -----------
                                                  2004             2003           2004           2003
                                                -----------    -----------    -----------    -----------
Sales, net                                      $ 2,992,618      2,767,530      5,205,229      4,621,352

Cost of goods sold                                1,525,093      1,537,332      2,899,986      2,673,067
                                                -----------    -----------    -----------    -----------
       Gross profit                               1,467,525      1,230,198      2,305,243      1,948,285

Operating expenses:
  Selling expenses                                  575,267        515,596      1,048,070        903,989
  General and administrative expenses               266,337        246,359        567,572        489,343
                                                -----------    -----------    -----------    -----------
       Total operating expenses                     841,604        761,955      1,615,642      1,393,332
                                                -----------    -----------    -----------    -----------

       Income from operations                       625,921        468,243        689,601        554,953

Other income (expense):
  Interest income                                       992          1,137          2,255          1,726
  Interest expense                                  (23,387)       (27,370)       (46,806)       (53,082)
                                                -----------    -----------    -----------    -----------
       Total other income (expense)                 (22,395)       (26,233)       (44,551)       (51,356)
                                                -----------    -----------    -----------    -----------

Income before income taxes                      $   603,526        442,010        645,050        503,597

Income tax expense                                  230,000        168,000        245,000        191,000
                                                -----------    -----------    -----------    -----------

       Net income                               $   373,526        274,010        400,050        312,597
                                                ===========    ===========    ===========    ===========

Adjustment for preferred dividends in arrears             0              0        (34,451)       (34,451)

                                                -----------    -----------    -----------    -----------
Adjusted net income to common stockholders      $   373,526        274,010        365,599        278,146
                                                ===========    ===========    ===========    ===========
Earnings per common share:

 Basic:                                         $       .19            .14            .18            .14
                                                ===========    ===========    ===========    ===========

 Diluted:                                       $       .19            .14            .18            .14
                                                ===========    ===========    ===========    ===========
Weighted average number of common
  Shares outstanding:
    Basic                                         1,999,000      1,974,000      1,999,000      1,974,000
                                                ===========    ===========    ===========    ===========
    Diluted                                       1,999,000      1,974,000      1,999,000      1,974,000
                                                ===========    ===========    ===========    ===========

                        See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                           Six months ended
                                                        ----------------------
                                                          May 31,      May 31
                                                        ---------    ---------
                                                           2004         2003
Cash flows from operating activities
  Net income                                            $ 400,050    $ 312,597
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation                                          83,937       86,934
     Amortization                                           3,707        4,373
     Deferred income taxes                                      0      (16,000)
   (Increase) decrease in:
     Accounts receivable, net                            (234,704)    (652,723)
     Receivable from related parties                       15,000       15,000
     Inventory                                            109,849       (6,643)
     Other                                                 18,056        3,424
   Increase (decrease) in:
     Accounts payable                                      72,382      201,833
     Taxes Payable                                          4,093      160,360
     Accrued expenses                                    (104,259)    (104,839)
                                                        ---------    ---------
 Net cash provided by operating activities                368,111        4,316
                                                        ---------    ---------

Cash flows from investing activities
  Purchase of  property and equipment                      (6,958)     (42,026)
  Other Assets                                             (3,000)     (10,404)

                                                        ---------    ---------
        Net cash used in investing activities              (9,958)     (52,430)
                                                        ---------    ---------

Cash flows from financing activities
  Net change in line of credit                                  0            0
  Cash received for long-term debt                              0       43,975
  Payments on long-term debt                              (43,464)     (34,059)
  Dividend Payment                                              0      (69,473)
                                                        ---------    ---------

        Net cash used in financing activities             (43,464)     (59,557)
                                                        ---------    ---------

Increase in cash                                          314,689     (107,671)

        Cash, beginning of period                         569,445      234,964
                                                        ---------    ---------

        Cash, end of period                             $ 884,134    $ 127,293
                                                        =========    =========

See Notes to Financial Statements
Supplemental disclosures:
    Income taxes paid                                   $ 240,907    $  73,159
    Interest Paid                                       $  45,101    $  49,054

                       See Notes to Financial Statements.

NACO INDUSTRIES, INC.
Notes to Financial Statements (Unaudited)
May 31, 2004

NOTE A - BASIS OF PRESENTATION

In the opinion of management of NACO Industries, Inc. (the "Company"), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended May 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2004. These statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003.

NOTE B - DIVIDENDS]

Dividends on the Company's preferred stock are cumulative at 7%. At May 31, 2004, dividends in the amount of $312,343 were in arrears.

NOTE C - RELATED PARTY OPERATING LEASES

The Company leases its Logan, Utah manufacturing and sales facility and certain equipment from P.V.C., Inc. (PVC), a corporation owned 100% by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $25,213 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC. At May 31, 2004 and November 30, 2003, the outstanding mortgage balances were approximately $626,000 and $645,000, respectively. At May 31, 2004, the Company had a lease deposit with PVC of $23,000, which is included in "Other Assets" on the balance sheet.

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

At May 31, 2004 and November 30, 2003, Verne Bray and related entities owed the Company $273,583 and $288,583, respectively.

NOTE D - STOCK-BASED COMPENSATION

The Company has stock-based employee compensation plans, which are described more fully in Note 12 to the Company's financial statements included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share for the six months ended May 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below.

                                       2004                     2003
                                       ----                     ----
Net income - as reported           $   400,050              $   312,597
Net income - pro forma             $   391,181              $   303,728
Earnings per share - as reported   $      0.18              $       .14
Earnings per share - pro forma     $      0.20              $       .15

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

Results of Operations
     The following discussion relates to the three and six month periods ended May 31, 2004 and May 31, 2003, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended May 31, 2004 and May 31, 2003 are referred to as 2Q04 and 2Q03, respectively. The six months ended May 31, 2004 and May 31, 2003 are referred to as 6M04 and 6M03, respectively. Readers are cautioned that results of operations for the three and six months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2004.

     Overview. The Company obtained a net profit before taxes of $603,526 for 2Q04, compared to a net profit before taxes of $442,010 for 2Q03. The Company obtained a net profit before taxes of $645,050 for 6M04, compared to a net profit before taxes of $503,597 for 6M03. Gross margin as a percentage of sales for 2Q04 and 2Q03 was 49.0% and 44.5%, respectively. Gross margin as a percentage of sales for 6M04 and 6M03 was 44.3% and 42.2%, respectively. The increase in the Company's net profit before taxes and gross margin percentage was mainly due to several factors as explained below.

     Net Sales: Net sales for 2Q04 increased by 8.1% to $2,992,618, compared to net sales of $2,767,530 for 2Q03. Management believes that the increase in net sales from 2Q03 to 2Q04 was due primarily to an increase in sales in the agricultural market. Net sales in the agricultural market increased 19.3% from 2Q03 to 2Q04. Management believes the increase in net sales in the agricultural market was mainly due to an improved economy nationwide. Net sales in the utility market decreased 18.7% or $180,000 approximately, from 2Q03 to 2Q04. Management believes the decrease in net sales in the utility market was mainly due to decreased sales to one large Original Equipment Manufacturer, ("OEM") customer that was awarded several domestic and foreign construction projects during the 2Q03 that did not repeat in 2Q04. Agricultural and utility sales as a percentage of total sales were 73.0% and 27.0% for 2Q04, and 64.8% and 35.2% for 2Q03, respectively. Net sales for 6M04 increased by 12.6% to $5,205,229, compared to net sales of $4,621,352 for 6M03. Management believes that the increase in net sales from 6M03 to 6M04 was also due primarily to the increase in sales in the agricultural market. Net sales in the agricultural market increased 15.0% from 6M03 to 6M04, primarily as a result of an improved economy nationwide. Net sales in the utility market increased 4.9% or approximately $71,000 from 6M03 to 6M04. Management believes that the increase in utility net sales was mainly due to two different factors. 1) The general improvement in the economy and 2) The increased sales effort of the Company's sales department. The

Company added an additional salesman in 2003 who has been able to increase sales in his area over historical volume. Agricultural and utility sales as a percentage of total sales were 70.5% and 29.5% for 6M04, and 68.5% and 31.5% for 6M03, respectively.

     Gross Margin: Gross margin, as a percentage of sales for 2Q04 and 2Q03 was 49.0% and 44.5%, respectively. Gross margin for 2Q04 increased from 2Q03, mainly due to an increase in agricultural sales as a percentage of total net sales. Agricultural sales have historically had a higher gross margin than utility sales. Agricultural and utility sales as a percentage of total sales were 73.0% and 27.0% for 2Q04, and 64.8% and 35.2% for 2Q03, respectively. Material costs decreased as a percentage of net sales from 33.6% in 2Q03 to 30.9% in 2Q04. Management believes the decrease in material costs as a percentage of sales was mainly due to decreased sales to one large Original Equipment Manufacturer, ("OEM"), customer that was awarded several domestic and foreign construction projects during the 2Q03 that did not repeat in 2Q04. The material costs, as a percentage of OEM sales, is higher than material cost for typical sales in the agricultural and utility markets. Labor and related expenses increased $7,305 or 1.9%, from 2Q03 to 2Q04, mainly due to an annual wage increase of approximately 2.7% and an 81.0% increase in Workman's Compensation premium expense. Gross margin as a percentage of sales for 6M04 and 6M03 was 44.3% and 42.2%, respectively. Gross margin for 6M04 increased from 6M03, mainly due to an increase in agricultural sales as a percentage of total net sales. Agricultural and utility sales as a percentage of total sales were 70.5% and 29.5% for 6M04, and 68.5% and 31.5% for 6M03, respectively. Material costs decreased as a percentage of net sales from 33.3% in 6M03 to 31.7% in 6M04. Management believes the decrease in material costs as a percentage of sales was mainly due to decreased sales to one large Original Equipment Manufacturer, ("OEM"), customer as explained above. Labor and related expenses increased $114,551, or 15.9%, from 6M03 to 6M04, mainly due to an annual wage increase of approximately 2.7%, a 58.4% increase in workers' compensation premium expense and a 56.2% increase in health insurance costs. Prior to January 1, 2004, the Company "self-funded" a portion of its employees' health insurance claims, and there were several large medical claims incurred in 1Q04, which increased health insurance expense. Effective January 1, 2004 the Company began operating under a fully insured plan. As a result of the Company's shift to a fully-insured plan, management believes the Company's health insurance expense will be more consistent in future periods. Another contributing factor to health insurance expense was to general cost increases throughout the health insurance industry. These increases in medical and hospital costs were also a contributing factor to the Company's increased workers, compensation expense.

     Selling: Selling expenses were 19.2% of net sales for 2Q04, compared to 18.6% for 2Q03. The increase in selling expenses as a percentage of sales was due to several principal factors. In actual dollars, selling expenses increased $59,508, or 11.5%, from 2Q03 to 2Q04. Freight out expense increased 11.8%, or $22,882, from 2Q03 to 2Q04, and increased as a percentage of net sales from 7.0% in 2Q03 to 7.3% in 2Q04. Management believes freight expense increased partly due to the increase in sales volume, partly due to freight surcharges by freight companies for increased fuel prices and partly due to increased sales in geographical areas where freight costs are higher than the average historical costs on Company sales. Salaries and related expenses increased $18,447, or 8.8% from 2Q03 to 2Q04, mainly due to the addition of a new salesman to the sales force. Selling expenses were 20.1% of net sales for 6M04, compared to 19.6% for 6M03. In actual dollars, selling expenses increased $143,918, or 15.9%, from 6M03 to 6M04. Salaries and related expenses increased $58,206, or 15.4% from 6M03 to 6M04, mainly due to the addition of the new salesman to the sales force.

     General and administrative: General and administrative expenses represented 8.9% of net sales for 2Q04, compared to 8.9% for 2Q03. Overall, general and administrative expenses increased $19,978, or 8.1% from 2Q03 to 2Q04. General and administrative expenses as a percentage of net sales were 10.9% for 6M04, compared to 10.6% for 6M03. Overall, general and administrative expenses were $567,457 and $489,343 for 6M04 and 6M03, respectively. Salaries and related expenses increased $41,414, or 12.9%, from 6M03 to 6M04, due mainly to increased health insurance costs as explained in the section entitled "Gross Margins" above. Health insurance costs for general and administrative employees increased $17,338, or 68.5% from 6M03 to 6M04. The Company also had a 2.7% average increase in salaries effective on December 1, 2003. Another contributing factor to increases in salaries and related expenses was the hiring of a new engineer during 1Q04 to expedite the development of new products.

     Other: Other expenses/revenues were .8% of net sales for 2Q04, compared to 1.0% for 2Q03, mainly due to decreased interest expense. Interest expense decreased from .9% of net sales for 2Q03 to .8% of net sales for 2Q04. Interest expense decreased $2,011 from 2Q03 to 2Q04, mainly due to improved cash flow and lower borrowings during the quarter. Other expenses/revenues were .9% of net sales for 6M04, compared to 1.1% for 6M03, also mainly due to decreased interest expense. Interest expense decreased from 1.1% of net sales for 6M03 to .9% of net sales for 6M04. Interest expense decreased $4,178 from 6M03 to 6M04, mainly due to improved cash flow and lower borrowings during the period. The Company's effective interest rate (interest expense divided by the average debt balance for the applicable period) for 6M04 and 6M03 was 9.56% and 9.90%, respectively.

Liquidity and Capital Resources
     The Company's principal sources of liquidity have historically been cash from operations, credit facilities and equity financing. Cash provided by operating activities was $368,111 in 6M04. Cash as of May 31, 2004 was $884,134, up $314,689 from November 30, 2003. The Company's working capital increased $444,626 from November 30, 2003 to May 31, 2004, due primarily to an increase in current assets. The increase in current assets was mainly due to an increase in cash. The increase in cash was mainly due to increased sales and profits during 6M04.

     As of May 31, 2004 the Company had an unused bank revolving line-of-credit with Zions Bank, which allows the Company to borrow a maximum of $1,200,000. The line-of-credit bear's interest at the prime rate plus 1.75% is secured by receivables and inventories and expires on March 31, 2005. The line-of-credit agreement contains covenants related to minimum net worth, earnings before interest and taxes, debt and dividends.

     On May 31, 2004, the Company was in compliance with all loan covenants with Zions Bank. The maximum line is $1,200,000, of which, based on the "Borrowing Base Certificate" prepared by the Company, there was $1,200,000 available to borrow as of May 31, 2004.

     The Company has a note with WebBank Corporation. The note is secured by land, buildings and equipment owned by the Company. The note has a variable interest rate equal to the prime interest rate as reported by The Wall Street Journal, plus one and one-half percent (1.5%) provided however, that the rate shall never exceed 14.75% nor be less than 9.75%. The rate on May 31, 2004 was 9.75%. The term of the note is 15 years from the date of closing (April 1999) and the note requires monthly payments. On May 31, 2004, the monthly payment required was $11,972. On May 31, 2004, the outstanding balance of the note was $842,307 and the Company was in compliance with all loan covenants with WebBank. This note is subordinated to the Zions Bank line of credit.

     Management believes that its capital resources on hand at May 31, 2004, revenues from sales and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the

Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

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

     Allowance for Doubtful Accounts: The Company has established an allowance for estimated bad debts by applying a historical percentage of bad debts to net sales each month. In addition, all accounts over 90 days are evaluated as to the collectibility of each account and a specific reserve is established for specific customer accounts identified as doubtful or non-collectible. The Company's customer base is such that changes in either the customer's financial position or the economy as a whole could cause actual write-offs to differ materially from the estimated reserve. The allowance for doubtful accounts at May 31, 2004 was $40,984, compared to $51,525 at fiscal year end November 30, 2003.

     Inventories: The Company evaluates inventory on an annual basis to determine obsolete and slow moving inventory. All inventory that has not moved, been used in manufacturing or sold in the past year is reserved against. Also an additional reserve is made for slow moving inventory. Based on usage during the past year, a reserve is calculated by taking the prevailing interest rate for money borrowed multiplied by the value of inventory in excess of a six-month supply. Inventory in excess of a three-year supply is reserved at 100% of the value of that excess inventory. The reserve for obsolete and slow moving inventories at May 31, 2004 was $80,000 compared to $60,000 at November 30, 2003.

     The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every month. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. Since only 80% of the dollars in inventory are counted each quarter a "quantity reserve" is made each quarter for the parts not counted. The quantity reserve at May 31, 2004 was $20,000 compared to $0 at November 30, 2003.

     Product Warranties: The Company's current liabilities include an accrued warranty account for anticipated product warranty claims based on a historical percentage of sales plus any specific claims that have been identified. Actual claims could be materially different than the historical estimates made by the Company. The accrual for warranty claims at May 31, 2004 was $78,871, compared to $72,014 at November 30, 2003.

     Deferred Income Tax Valuation Allowances: The Company's current assets at May 31, 2004 include an entry for deferred taxes in the amount of $55,000. The Company evaluates the realizability of its net deferred tax asset on a quarterly basis and a valuation allowance is provided. In the opinion of management, the total asset value at May 31, 2004 is realizable, therefore no allowance was provided. However, the Company's operating results are subject to certain risks that could adversely affect the Company's operating results and its ability to operate profitably. The Company's operating results could be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials expenses, changes in economic conditions, unanticipated expenses or events and other factors that could materially change the need for an allowance.

Factors Affecting Future Results
     Statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's plans, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and encompass the Company's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "believes," "anticipates," "should," and "likely" also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.


Item 3 - Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of May 31, 2004. Based on that evaluation, the Company's management, including its principal executive officer and principal accounting officer, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II - OTHER INFORMATION

Item 3 - Defaults  Upon  Senior  Securities

         (b) During the fiscal year ended November 30, 2003 and November 30, 2002, the Company paid $69,473 and $69,473 respectively in dividends on its Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock"). During the prior year ended November 30, 2001 no dividends were paid. As of July 14, 2004, the total dividend in arrears with respect to the Preferred Stock was $312,343.

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


By       /s/ VERNE E. BRAY                                  July 13, 2004
   -----------------------------------------                ---------------
         Verne E. Bray                                      Date
         CEO, Secretary, Chairman
         (Principal Executive Officer)

By       /s/  W. MICHAEL HOPKINS                            July 13, 2004
   -----------------------------------------                ---------------
         W. Michael Hopkins Date President                  Date


By       /s/ JEFFREY J. KIRBY                               July 13, 2004
   -----------------------------------------                ---------------
         Jeffrey J. Kirby                                   Date
         Executive Vice President/
         Chief Financial Officer/Treasurer
         (Principal Financial and Accounting Officer)