Form 10QSB
period 2004-08-31
NACO INDUSTRIES INC
filed 2004-10-15
CIK 931585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-85044-d

                              NACO Industries, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Utah                                               48-0836971
(State of Incorporation)                         (IRS Employer Identification)

                     395 West 1400 North, Logan, Utah 84341
                    (Address of principal executive offices)


                     Issuer's telephone number 435-753-8020
--------------------------------------------------------------------------------


         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 31, 2004, the issuer had 1,998,517 shares of Common Stock and 165,412 shares of Preferred Stock outstanding.


     Transitional Small Business Disclosure Format Yes [ ] No  [X]
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                   August       November
                                                     31,           30,
ASSETS                                              2004          2003
------                                           ----------   -----------
                                                 (Unaudited)    (Audited)
Current assets:
  Cash                                           $1,216,148   $  569,445
  Accounts receivable, net of allowances
    Of $44,877 / $20,643                            813,106      933,038
  Current portion of related party receivables       30,000       30,000
  Inventories                                       734,803      802,888
  Other current assets                               44,181       32,714
  Deferred income tax asset                          69,000       69,000
                                                 ----------   ----------
       Total current assets                       2,907,238    2,437,085

Property and equipment, net                         747,040      833,531
Related party receivables                           236,083      258,583
Other assets, net                                   218,450      216,410
                                                 ----------   ----------
Total assets                                     $4,108,811   $3,745,609
                                                 ==========   ==========


See notes to Financial Statements


NACO INDUSTRIES, INC.
BALANCE SHEETS

                                                                           August       November
                                                                             31,           30,
LIABILITIES:                                                                2004          2003
------------                                                             ----------   -----------
                                                                         (Unaudited)    (Audited)
Current liabilities:
  Accounts payable                                                        $  307,045   $  346,691
  Accrued expenses                                                           326,762      341,968
  Income Taxes Payable                                                       160,393      157,000
  Current portion of long-term obligations                                    95,713       89,000
                                                                          ----------   ----------
       Total current liabilities                                             889,913      934,659
                                                                          ----------   ----------

Long-term liabilities:
  Long-term obligations, less current portion                                806,327      878,934
  Deferred income tax liability                                               55,000       55,000
                                                                          ----------   ----------
       Total long-term liabilities                                           861,327      933,934
                                                                          ----------   ----------
       Total liabilities                                                   1,751,240    1,868,593
                                                                          ----------   ----------

Stockholders' equity:
   Preferred Stock, 7% Cumulative, convertible $3.00 par value, 330,000      496,236      496,236
shares authorized and 165,412 shares issued and outstanding. (Aggregate liquidation preference $1,339,837 and $1,270,364 respectively)
  Common stock, $.01 par value, 10,000,000 shares authorized; 1,998,517       19,986       19,986
shares issued and outstanding
  Additional paid-in capital                                               1,017,321    1,017,321
  Retained Earnings                                                          824,028      343,473
                                                                          ----------   ----------
       Total stockholders' equity                                          2,357,571    1,877,016
                                                                          ----------   ----------

       Total liabilities and
         Stockholders' equity                                             $4,108,811   $3,745,609
                                                                          ==========   ==========

See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                     Three months ended            Nine months ended
                                                 August 31,     August 31,     August 31,     August 31,
                                                --------------------------    --------------------------
                                                   2004           2003           2004           2003
                                                -----------    -----------    -----------    -----------
Sales, net                                      $ 2,035,279      1,727,626      7,240,509      6,348,978

Cost of goods sold                                1,164,443      1,007,397      4,064,429      3,680,464
                                                -----------    -----------    -----------    -----------
       Gross profit                                 870,836        720,229      3,176,080      2,668,514

Operating expenses:
  Selling expenses                                  465,240        420,558      1,513,310      1,324,710
  General and administrative expenses               256,487        254,417        824,059        743,760
                                                -----------    -----------    -----------    -----------
       Total operating expenses                     721,727        674,975      2,337,369      2,068,470
                                                -----------    -----------    -----------    -----------

       Income from operations                       149,109         45,254        838,711        600,044

Other income (expense):
  Interest income                                     3,891            629          6,147          2,354
  Other Income                                            0         39,565              0         39,565
   Interest expense                                 (22,497)       (26,121)       (69,303)       (79,203)
                                                -----------    -----------    -----------    -----------
       Total other income (expense)                 (18,606)        14,073        (63,156)       (37,284)
                                                -----------    -----------    -----------    -----------

Income before income taxes                      $   130,503         59,327        775,555        562,760

Income tax expense                                   50,000         23,000        295,000        214,000
                                                -----------    -----------    -----------    -----------

       Net income                               $    80,503         36,327        480,555        348,760
                                                ===========    ===========    ===========    ===========

Adjustment for preferred dividends in arrears       (35,022)       (35,022)       (69,473)       (69,473)
                                                -----------    -----------    -----------    -----------
Adjusted net income to common stockholders      $    45,481          1,305        411,082        279,287
                                                ===========    ===========    ===========    ===========

Earnings per common share:
 Basic:                                         $       .02            .00            .21            .14
                                                ===========    ===========    ===========    ===========


 Diluted:                                       $       .02            .00            .21            .14
                                                ===========    ===========    ===========    ===========
Weighted average number of common
  Shares outstanding:
    Basic                                         1,999,000      1,974,000      1,999,000      1,974,000
                                                ===========    ===========    ===========    ===========
    Diluted                                       1,999,000      1,974,000      1,999,000      1,974,000
                                                ===========    ===========    ===========    ===========

           See Notes to Financial Statements

NACO INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                              Nine months ended
                                                          --------------------------
                                                           August 31,     August 31
                                                          -----------    -----------
                                                             2004           2003
Cash flows from operating activities
  Net income                                              $   480,555    $   348,760
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation                                             122,854        130,844
     Amortization                                               5,560          6,227
     Deferred income taxes                                          0        (16,000)
   (Increase) decrease in:
     Accounts receivable, net                                 119,932          9,054
     Receivable from related parties                           22,500         22,500
     Inventory                                                 68,085         19,803
     Other                                                    (11,467)        28,911
   Increase (decrease) in:
     Accounts payable                                         (39,646)        56,731
     Taxes Payable                                              3,393        140,040
     Accrued expenses                                         (15,206)       (82,030)

                                                          -----------    -----------
 Net cash provided by operating activities                    756,560        664,840
                                                          -----------    -----------

Cash flows from investing activities
  Purchase of  property and equipment                         (36,363)       (74,195)
  Other Assets                                                 (7,600)       (18,997)

                                                          -----------    -----------
        Net cash used in investing activities                 (43,963)       (93,192)
                                                          -----------    -----------

Cash flows from financing activities
  Net change in line of credit                                      0              0
  Payments on long-term debt                                  (65,894)       (54,348)
  Dividend Payment                                                  0        (69,474)
                                                          -----------    -----------

        Net cash used in financing activities                 (65,894)      (123,822)
                                                          -----------    -----------

Increase in cash                                              646,703        447,826

        Cash, beginning of period                             569,445        234,964
                                                          -----------    -----------

        Cash, end of period                               $ 1,216,148    $   682,790
                                                          ===========    ===========

See Notes to Financial Statements
Supplemental disclosures:
    Income taxes paid                                     $   291,607    $    88,479
    Interest Paid                                         $    66,730    $    73,777

NACO INDUSTRIES, INC.
Notes to Financial Statements (Unaudited)
August 31, 2004

NOTE A - BASIS OF PRESENTATION
In the opinion of management of NACO Industries, Inc. (the "Company"), all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2004. These statements should be read in conjunction with the financial statements and related notes in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003.

NOTE B - DIVIDENDS
Dividends on the Company's preferred stock are cumulative at 7%. At August 31, 2004, dividends in the amount of $347,365 were in arrears.

NOTE C - RELATED PARTY OPERATING LEASES

The Company leases its Logan, Utah manufacturing and sales facility and certain equipment from P.V.C., Inc. (PVC), a corporation owned 100% by the Company's majority shareholder, Verne Bray. The lease agreement requires rents in the amount of approximately $25,213 per month. The Company has guaranteed the mortgage on the facilities it leases from PVC. At August 31, 2004 and November 30, 2003, the outstanding mortgage balances were approximately $615,000 and $645,000, respectively. At May 31, 2004, the Company had a lease deposit with PVC of $23,000, which is included in "Other Assets" on the balance sheet.

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

At August 31, 2004 and November 30, 2003, Verne Bray and related entities owed the Company $266,083 and $288,583, respectively.

NOTE D - STOCK-BASED COMPENSATION

The Company has stock-based employee compensation plans, which are described more fully in Note 12 to the Company's financial statements included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share for the nine months ended August 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below.

                                               2004                    2003
                                               ----                    ----
Net income - as reported                     $480,555                $348,760
Net income - pro forma                       $467,251                $355,456
Earnings per share - as reported              $0.24                    $.18
Earnings per share - pro forma                $0.23                    $.17

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


Results of Operations
---------------------
     The following discussion relates to the three and nine month periods ended August 31, 2004 and August 31, 2003, respectively. For comparison purposes, percentages of sales will be used rather than dollars. In the following discussion, the three months ended August 31, 2004 and August 31, 2003 are referred to as 3Q04 and 3Q03, respectively. The nine months ended August 31, 2004 and August 31, 2003 are referred to as 9M04 and 9M03, respectively. Readers are cautioned that results of operations for the three and nine months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2004.

     Overview. The Company obtained a net profit before taxes of $130,505 for 3Q04, compared to a net profit before taxes of $59,327 for 3Q03. The Company obtained a net profit before taxes of $775,555 for 9M04, compared to a net profit before taxes of $562,760 for 9M03. Gross margin as a percentage of sales for 3Q04 and 3Q03 was 42.8% and 41.7%, respectively. Gross margin as a percentage of sales for 9M04 and 9M03 was 43.9% and 42.0%, respectively. The increase in the Company's net profit before taxes and gross margin percentage was mainly due to several factors as explained below.

     Net Sales: Net sales for 3Q04 increased by 17.8% to $2,035,279, compared to net sales of $1,727,626 for 3Q03. Management believes the increase in net sales was mainly due to an improved economy nationwide. Net sales in the agricultural market increased 21.3% from 3Q03 to 3Q04 and net sales in the utility market increased 14.4% from 3Q03 to 3Q04. Agricultural and utility sales as a percentage of total sales were 62.6% and 37.6% for 3Q04, respectively, and 61.2% and 38.8% for 3Q03, respectively. Net sales for 9M04 increased by 14.0% to $7,240,509, compared to net sales of $6,348,978 for 9M03. Net sales in the agricultural market increased 16.5% from 9M03 to 9M04 and net sales in the utility market increased 7.8% from 9M03 to 9M04. Management believes that the increase in net sales from 9M03 to 9M04 was mainly due to two different factors.
1) The general improvement in the economy and 2) The increased sales effort of the Company's sales department. The Company added an additional salesman in 2003 who has been able to increase sales in his area over historical volume. Agricultural and utility sales as a percentage of total sales were 68.3% and 31.7% for 9M04, respectively, and 66.6% and 33.4% for 9M03, respectively.

     Gross Margin: Gross margin, as a percentage of sales for 3Q04 and 3Q03 was 42.8% and 41.7%, respectively. Gross margin for 3Q04 increased from 3Q03, mainly due to an increase in agricultural sales as a percentage of total net sales. Agricultural sales have historically had a higher gross margin than utility sales. Agricultural and utility sales as a percentage of total sales were 62.6% and 37.6% for 3Q04, respectively, and 61.2% and 38.8% for 3Q03, respectively. Material costs increased as a percentage of net sales from 28.3% in 3Q03 to

30.3% in 3Q04. Management believes the increase in material costs as a percentage of sales was mainly due to increased prices of gaskets, glycol, and molded parts for resale. Labor and related expenses increased $27,931 or 8.7%, from 3Q03 to 3Q04, mainly due to an annual wage increase of approximately 2.7% and an 28.5% increase in Workman's Compensation premium expense. Gross margin as a percentage of sales for 9M04 and 9M03 was 43.9% and 42.0%, respectively. Gross margin for 9M04 increased from 9M03, mainly due to an increase in agricultural sales as a percentage of total net sales. Agricultural and utility sales as a percentage of total sales were 68.3% and 31.7% for 9M04, respectively, and 66.6% and 33.4% for 9M03, respectively. Material costs decreased as a percentage of net sales from 32.0% in 9M03 to 31.3% in 9M04. Management believes the decrease in material costs as a percentage of sales was mainly due to decreased sales to one large original equipment manufacturer, ("OEM"), customer that was awarded several domestic and foreign construction projects during the 2Q03 that did not repeat in 2Q04. Material costs of OEM products, as a percentage of sales, are generally higher than material costs for typical sales in the agricultural and utility markets. Sales to the large OEM customer decreased 38.3%, or $358,900, from 9M03 to 9M04. Labor and related expenses increased $142,482, or 13.6%, from 9M03 to 9M04, mainly due to an annual wage increase of approximately 2.7%, a 48.4% increase in workers' compensation premium expense and a 24.9% increase in health insurance costs. Prior to January 1, 2004, the Company "partially self-funded" a portion of its employees' health insurance claims, and there were several large medical claims incurred in 1Q04, which increased health insurance expense. Effective January 1, 2004 the Company began operating under a fully insured plan. As a result of the Company's shift to a fully-insured plan, management believes the Company's health insurance expense will be more consistent in future periods. Another contributing factor to health insurance expense was general cost increases throughout the health insurance industry. These increases in medical and hospital costs were also a contributing factor to the Company's increased workers' compensation expense.

     Selling: Selling expenses were 22.9% of net sales for 3Q04, compared to 24.3% for 3Q03. The decrease in selling expenses as a percentage of sales was due mainly to increased sales volume. In actual dollars, selling expenses increased $44,682, or 10.6%, from 3Q03 to 3Q04. Salaries and related expenses increased $23,973, or 12.7%, from 3Q03 to 3Q04, mainly due to the addition of a new salesman to the sales force. Commissions increased 30.0% from 3Q03 to 3Q04 mainly due to increased sales. Selling expenses were 20.9% of net sales for 9M04, compared to 20.9% for 9M03. In actual dollars, selling expenses increased $188,600, or 14.9%, from 9M03 to 9M04, mainly due to increased sales volume. Salaries and related expenses increased $82,179, or 14.5%, from 9M03 to 9M04, mainly due to the addition of the new salesman to the sales force. Freight out expense increased 17.9%, or $81,821, from 9Q03 to 9Q04, and increased as a percentage of net sales from 7.2% in 9M03 to 7.4% in 9M04. Management believes freight expense increased partly due to the increase in sales volume, partly due to freight surcharges by freight companies for increased fuel prices and partly due to increased sales in geographical areas where freight costs are higher than the average historical costs on Company sales.

     General and administrative: General and administrative expenses represented 12.6% of net sales for 3Q04, compared to 14.7% for 3Q03. Management believes the decrease as a percentage of net sales was mainly due to higher sales volume during 3Q04. Overall, general and administrative expenses increased $2,070, or ..8% from 3Q03 to 3Q04. General and administrative expenses as a percentage of net sales were 11.4% for 9M04, compared to 11.7% for 9M03. Overall, general and
administrative   expenses   were  $824,059  and  $743,760  for  9M04  and  9M03,
respectively. Salaries and related expenses increased $41,788, or 8.7%, from 9M03 to 9M04, due mainly to increased health insurance costs as explained in the section entitled "Gross Margin" above. Health insurance costs for general and administrative employees increased $16,888, or 41.2%, from 9M03 to 9M04. The Company also had a 2.7% average increase in salaries effective on December 1, 2003. Another contributing factor to increases in salaries and related expenses was the hiring of a new engineer during 1Q04 to expedite the development of new products.

     Other: Other revenues were .2% of net sales for 3Q04, compared to 2.3% for 3Q03, mainly due to a refund received by the Company for an overpayment over several years of utilities that was discovered and repaid during 3Q03. Other expenses were 1.1% of net sales for 3Q04 compared to 1.5% for 3Q03, mainly due to decreased interest expense. Interest expense decreased from 1.4% of net sales for 3Q03 to 1.1% of net sales for 3Q04. Interest expense decreased $2,888 from 3Q03 to 3Q04, mainly due to improved cash flow and lower borrowings during the quarter. Other revenues were .1% of net sales for 9M04, compared to .7% for 9M03, mainly due to a refund received by the Company for an overpayment over several years of utilities that was discovered and repaid during 3Q03. Other expenses were 1.0% of net sales for 9M04, compared to 1.2% for 9M03, also mainly due to decreased interest expense. Interest expense decreased from 1.2% of net sales for 9M03 to .9% of net sales for 9M04. Interest expense decreased $7,066 from 9M03 to 9M04, mainly due to improved cash flow and lower borrowings during the period. The Company's effective interest rate (interest expense divided by the average debt balance for the applicable period) for 9M04 and 9M03 was 9.56% and 9.90%, respectively.


Liquidity and Capital Resources
-------------------------------
     The Company's principal sources of liquidity have historically been cash from operations, credit facilities and equity financing. Cash provided by operating activities was $756,560 in 9M04. Cash as of August 31, 2004 was $1,216,148, up $646,703 from November 30, 2003. The Company's working capital increased $514,899 from November 30, 2003 to August 31, 2004, due primarily to an increase in current assets. The increase in current assets was mainly due to an increase in cash. The increase in cash was mainly due to increased sales and profits during 9M04.

     As of August 31, 2004 the Company had an unused bank revolving line-of-credit with Zions Bank, which allows the Company to borrow a maximum of $1,200,000. The line-of-credit bears interest at the prime rate plus 1.75%, is secured by receivables and inventories and expires on March 31, 2005. The line-of-credit agreement contains covenants related to minimum net worth, earnings before interest and taxes, debt and dividends.

     On August 31, 2004, the Company was in compliance with all loan covenants with Zions Bank. The maximum line is $1,200,000, of which, based on the "Borrowing Base Certificate" prepared by the Company, there was $923,936 available to borrow as of August 31, 2004.

     The Company has a note with WebBank Corporation. The note is secured by land, buildings and equipment owned by the Company. The note has a variable interest rate equal to the prime interest rate as reported by The Wall Street Journal, plus one and one-half percent (1.5%) provided however, that the rate shall never exceed 14.75% nor be less than 9.75%. The rate on August 31, 2004 was 9.75%. The term of the note is 15 years from the date of closing (April
1999) and the note requires monthly payments. On August 31, 2004, the monthly payment required was $11,972. On August 31, 2004, the outstanding balance of the note was $827,015 and the Company was in compliance with all loan covenants with WebBank. This note is subordinated to the Zions Bank line of credit.

     Management believes that its capital resources on hand at August 31, 2004, revenues from operations and bank resources will be sufficient to satisfy its working capital requirements for the foreseeable future. There can be no assurance, however, that additional debt or equity financing may not be required or that, if such financing is required, it will be available on terms favorable to the Company, if at all. The Company's inability to secure additional financing or raise additional capital would likely have a material adverse effect on the Company's operations, financial condition, and its ability to continue to grow and expand its operations.

Critical Accounting Policies
----------------------------
     NACO's significant accounting policies are described in Note 1 to the Company's financial statements included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003. Included within these policies are the Company's "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of the Company's financial statements and require management's subjective and complex judgment due to the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relate to allowance for doubtful accounts, inventory valuation, product warranties and allowances for deferred income taxes. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

     Allowance for Doubtful Accounts: The Company has established an allowance for estimated bad debts by applying a historical percentage of bad debts to net sales each month. In addition, all accounts over 90 days are evaluated as to the collectibility of each account and a specific reserve is established for specific customer accounts identified as doubtful or non-collectible. The Company's customer base is such that changes in either the customer's financial position or the economy as a whole could cause actual write-offs to differ materially from the estimated reserve. The allowance for doubtful accounts at August 31, 2004 was $44,877, compared to $51,525 at fiscal year end November 30, 2003.

     Inventories: The Company evaluates inventory on an annual basis to determine obsolete and slow moving inventory. All inventory that has not moved, been used in manufacturing or sold in the past year is reserved against. Also an additional reserve is made for slow moving inventory. Based on usage during the past year, a reserve is calculated by taking the prevailing interest rate for money borrowed multiplied by the value of inventory in excess of a six-month supply. Inventory in excess of a three-year supply is reserved at 100% of the value of that excess inventory. The reserve for obsolete and slow moving inventories at August 31, 2004 was $85,000, compared to $60,000 at November 30, 2003.

     The Company takes a complete physical inventory once a year and a physical inventory of the top 80% of the dollars in inventory every month. This helps to offset any inventory adjustments at year-end. Any year-end adjustments are reflected during the fourth quarter after the year-end physical inventory is completed. Since only 80% of the dollars in inventory are counted each quarter a "quantity reserve" is made each quarter for the parts not counted. The quantity reserve at August 31, 2004 was $10,000, compared to $0 at November 30, 2003.

     Product Warranties: The Company's current liabilities include an accrued warranty account for anticipated product warranty claims based on a historical percentage of sales plus any specific claims that have been identified. Actual claims could be materially different than the historical estimates made by the Company. The accrual for warranty claims at August 31, 2004 was $85,226, compared to $72,014 at November 30, 2003.

     Deferred Income Tax Valuation Allowances: The Company's current assets at August 31, 2004 included an entry for deferred taxes in the amount of $55,000. The Company evaluates the realizability of its net deferred tax asset on a quarterly basis and a valuation allowance is provided. In the opinion of management, the total asset value at August 31, 2004 is realizable, therefore no allowance was provided. However, the Company's operating results are subject to certain risks that could adversely affect the Company's operating results and its ability to operate profitably. The Company's operating results could be adversely affected by increased competition in the markets in which the Company's products compete, manufacturing delays and inefficiencies associated with expanding the Company's manufacturing capacity, adverse weather conditions, increases in labor or raw materials expenses, changes in economic conditions, unanticipated expenses or events and other factors that could materially change the need for an allowance.

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


Item 3 - Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of August 31, 2004. Based on that evaluation, the Company's management, including its principal executive officer and principal accounting officer, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II - OTHER INFORMATION

Item 3 - Defaults Upon Senior Securities(b) During the fiscal year ended November 30, 2003 and November 30, 2002, the Company paid $69,473 and $69,473 respectively in dividends on its Series 1 Class A 7% Cumulative Convertible Preferred Stock (the "Preferred Stock"). During the prior year ended November 30, 2001 no dividends were paid. As of September 17, 2004, the total dividend in arrears with respect to the Preferred Stock was $347,365. Through August 31, 2004, the Company's Board of Directors had not declared a dividend attributable to the fiscal year ended November 30, 2003.

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


By       /s/ VERNE E. BRAY                                  October 13, 2004
   -----------------------------------------                ----------------
         Verne E. Bray                                            Date
         CEO, Secretary, Chairman
         (Principal Executive Officer)

By       /s/ W. MICHAEL HOPKINS                             October 13, 2004
   -----------------------------------------                ----------------
         W. Michael Hopkins                                       Date
         President


By       /s/ JEFFREY J. KIRBY                               October 13, 2004
   -----------------------------------------                ----------------
         Jeffrey J. Kirby                                         Date
         Executive Vice President/
         Chief Financial Officer/Treasurer
         (Principal Financial and Accounting Officer)